Form 10-K
period 1996-05-31
ETS INTERNATIONAL INC
filed 1996-09-17
CIK 822367

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                              FORM 10K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________

Commission File:  0-19678

                          ETS INTERNATIONAL, INC.
              (Exact Name of Registrant as Specified in its Charter)

               Virginia                            54-1414643

           (State or other Jurisdiction          (IRS Employer
Identification
     of Incorporation or Organization)                       Number)


                1401 Municipal Road, NW
                     Roanoke, VA                       24012-1319
       (Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code: (540) 265-0004

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

 Common Stock without par value
          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.      [x]
Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      [x]

The aggregate market value of the voting stock held by non-affiliates of registrant is (based on closing price on July 31, 1996) was $4,638,641*.

The total number of shares outstanding as of July 31, 1996 was 12,580,733.

*Affiliates for the purposes of this item refer to the officers, directors and/or any persons or firms owning 5% or more of the registrant's common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE
None

                      ETS INTERNATIONAL, INC.
                           FORM 10-K
              For the Fiscal Year Ended May 31, 1996


     Page
Part I
  Item 1.    Business                                              4
  Item 2.    Properties                                           25
  Item 3.    Legal Proceedings                               26
  Item 4.    Submission of Matters to a Vote of Securityholder   26

Part II
  Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                              27
  Item 6.    Selected Financial Data                             29
  Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  29

  Item 8.    Financial Statements and Supplementary Data         35
  Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure           35

Part III
  Item 10.   Directors and Executive Officers of the Registrant  36
  Item 11.   Executive Compensation                              39
  Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                   40
  Item 13.   Certain Relationships and Related Transactions      42

Part IV
  Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                          42

SIGNATURES                                                       45

SUPPLEMENTAL INFORMATION AND EXHIBITS                            46

PART I

Item 1. Business

Introduction.

ETS International, Inc. ("ETSI"), a Virginia corporation, was incorporated on February 25, 1987. On January 28, 1988, it acquired all of the issued and outstanding common Stock of ETS, Inc. ("ETS"), from John D. McKenna and John C. Mycock (officers and directors of
ETSI) and two others and, the next day completed a public offering pursuant to the rules of the Vancouver Stock Exchange ("VSE"). On October 29, 1989, certain sophisticated analytical laboratory equipment of Centec Analytical Services, Inc. ("Centec"), an analytical laboratory, were purchased by ETSI and, in 1990, placed in ETS Analytical Services, Inc. ("ETSAS"), a subsidiary. In 1992, the common stock of ETSI commenced trading on the Emerging Company Marketplace of the American Stock Exchange; and ETSI voluntarily delisted its securities from the VSE.

In June, 1994, ETSI exchanged 2,730,000 of its shares of common stock ("Shares of Common Stock") for all the outstanding common stock of Stamie E. Lyttle Co., Inc., Lyttle Utilities, Inc. and LPS Corp. all of which were merged into a wholly-owned subsidiary, ETS Water and Waste Management, Inc. ("ETSW"). In January, 1995, Environmental Laboratories Incorporated, an environmental laboratory located in Richmond, Virginia, was merged into ETS Analytical Services, Inc., the Company's analytical laboratory subsidiary, in exchange for 183,600 Shares of Common Stock issued to its stockholders; and, in April, 1995, the assets of Air Compliance, Inc. were acquired by ETS, Inc., the Company's air quality subsidiary for 113,000 Shares of Common Stock issued to the stockholders of Air Compliance, Inc.

In February, 1996, ETSI acquired certain assets of Olympic Industries, Inc., Pompano Beach, Florida, for 539,130 Shares of Common Stock. The assets were placed in a newly-formed corporation, ETS Liner, Inc.
("ETSL"). ETSL became a wholly-owned subsidiary of ETSW and the business continues to be operated from the same location.

In April, 1996, ETSI acquired the assets of an environmental laboratory in Fairfax, Virginia from Dewberry & Davis in exchange for 65,617
Shares of Common Stock. The assets were placed in ETSAS and continue to be operated at the same location.

The Subsidiaries

ETS, Inc.

History and Overview

ETS, formed in 1973, has been engaged in designing, manufacturing and supplying air pollution control systems, with particular emphasis on fabric filter particulate collectors, providing software and testing services to industry and utilities and conducting industrial and government contract research and development. It also has developed three products designed for use in the air pollution control industry - the Limestone Emission Control System, the Baghouse Performance Monitor and the Dry Reactor. It has suspended the development of one product, the Reduced Entrainment Precipitator until suitable funding can be obtained of which there is no guarantee. In fiscal 1996, its service business generated almost all of its operating revenues. Since its acquisition by ETSI in 1988, ETS has expanded the services it offers, particularly in the fields of air pollution control, consulting, regulatory assistance, toxic emission testing, asbestos surveys and fabric filter testing and has developed and sold related systems and products. It intends to continue to develop, market and license proprietary products for the air pollution control industry. In April, 1995, it expanded its service area to Pennsylvania and New Jersey through the acquisition of the assets of Air Compliance, Inc., an air pollution control and toxic emission testing company, located in Feasterville, Pennsylvania.

Products

The Limestone Emission Control System (the "LEC")

The LEC is an air pollution control system which controls acid gas and particulate emissions from utility and industrial boilers. Development of the LEC began in 1982 and was successfully completed in 1993. A commercial unit was constructed and made operational in December, 1994 and is in successful operation.

In the LEC, hot sulfur dioxide ("SO2") laden flue gas passes through the cross section of a vertical moving bed of standard quarry limestone ("CaCO3") gravity fed from a hopper and covered by a thin film of water. The rate of flow of the limestone can be adjusted by varying the speed of a screw conveyor into which the limestone falls. Sulfur dioxide is absorbed from the flue gas into the water and subsequently reacts with the limestone to form a surface layer principally of calcium sulfate ("CaSO2") and calcium sulfite ("CaSO3"). The limestone granules are then reactivated by mild abrasion to remove the calcium sulfite and calcium sulfate layers. The particles of calcium sulfate and calcium sulfite fall through a fine screen, thereby exposing the active limestone for further reaction. Gypsum, the waste product is the main content of wallboard.

Management believes that the gypsum produced by the LEC will be readily marketable by utilities or other users as it conforms to commercial standards. The recycled limestone, supplemented by a new supply, is then fed back into the hopper for continued reaction with flue gas.

Title IV of the Clean Air Act Amendments of 1990 ("CAAA") deals with the prevention of smokestack pollution causing "acid rain." It finds that acidic compounds and their precursors in the atmosphere threaten natural resources, ecosystems, materials, visibility and public health and that the principal sources of acid rain are sulfur dioxide and nitrous oxides. It regulates the emissions of those substances from fossil fuel fired combustion devices, in part by permitting companies with low emissions to trade pollution credits with companies with higher levels. As a consequence, the LEC, with its ability to remove 99% sulfur dioxide may be considered attractive in meeting the SO2.

Allowance Program and the ability of companies to trade pollution credits.

On June 23, 1992, ETS entered into a license agreement with Procedair Industries, Montreal, Canada, a subsidiary of Stein Heurtey, an industrial furnace manufacturer and a sister company of Procedair, S.A., a French air pollution control firm, and EGCI, S.A., a French engineering firm specializing in combustion, to license the LEC. The license was extended on July 1, 1995 for a period of twelve months. Presently, this agreement has been extended orally on an "at will" basis. The license is exclusive in North America and non-exclusive outside North America. ETS will receive royalties at the rate of 8% of sales until a sales level of $8,333,333 is reached. Thereafter, until the expiration of the agreement, ETS will receive royalties of 5% of sales. ETS is obligated to maintain patents, provide and make available know-how, provide sufficient information to enable the licensee to design applications for the system, to make available fully qualified and competent employees and make available technical information and sales support at specified levels. No sales have resulted from this agreement to date and there is no assurance that any license fees will be generated.

In February, 1993, ETS entered into a license agreement with U-Tah Industrial Company, Ltd. ("U-Tah") located in Taipei, Taiwan to market the LEC within Taiwan, R.O.C. The five year contract calls for U-Tah to provide ETS an up-front license fee, followed by 5% royalties on LEC system sales. In 1993, ETS opened an office in Taipei, to provide technical support to its licensees. In March, 1994, the first commercial sale of the LEC system was made through U-Tah to Shing Ming Metal Industrial Company, a plant near Taipei. The plant is modest in size, but represents, to ETS, an opportunity to prove the technology on a commercial basis. The LEC system was made operational in December, 1994 and has performed pursuant to its specifications to date. Management believes that this installation represents a breakthrough for future sales as it proves the LEC technology in ability to remove SO2from smokestack emissions on a commercially viable basis as well as its reliability and its cost effectiveness.

The Baghouse Performance Monitor (the "BPM") and the Baghouse
Performance Monitor Expert System

A baghouse, also referred to as a "fabric filter," is essentially a collection of numerous fabric bags. Baghouses are the leading method of collecting particulates from industrial and commercial smokestacks. Of the 250,000 baghouses presently operating in the United States, ETSI has targeted the 2,500 largest as its present market. Each bag works in a fashion similar to a vacuum cleaner to trap dust and particulate matter from a gas stream. However, as particulates collect on the fabric of each bag, they form a dust cake which develops increasing resistance to the flow of gas. Thus, the dust cake must be periodically removed to maintain system flow stability.
The BPM, and its associated expert system software (both devices referred to as the "BPM," unless otherwise noted), collects, organizes, displays and assists the analysis of all the important parameters of a baghouse emission control system. Its primary purpose is to monitor current status and stability, warn operators of any system instability or developing problems and prepare an easy to access and use database of operational history for any necessary troubleshooting. A BPM can directly monitor the flow and pressure drop characteristics of many individual bags within an operating baghouse, thus providing the capability of simultaneous side-by-side evaluations of alternative fabrics, designs, or operational methods. To date, the BPM has been utilized extensively for this purpose in all types of baghouses.

The BPM is manufactured to order from standard components, such as printed circuit boards and fabricated metal parts which are readily available from multiple sources. After purchase, materials and components are inventoried and some subassemblies are completed in-house. Upon receipt of an order, ETSI technicians assemble, calibrate and test the devices prior to shipment and installation. ETS's present manufacturing facilities are considered adequate.

ETS's marketing strategy for the BPM has been to concentrate on the utility and large industrial baghouse markets which include utilities, industrial boilers, chemical plants, forest products plants, steel mills, cement plants and nonferrous mining and smelting operations. ETS believes that potential customers in these markets may require a monitoring system. Bag replacement costs are relatively high and a small percentage of savings justifies the purchase of this relatively inexpensive monitor. In addition, reduced baghouse capacity may reduce performance of a given customer's production rates and may result in emissions of unacceptable levels of pollutants and the closure of the process and/or imposition of monetary penalties.

The first commercial BPM installation was completed in 1983. Customers have included chemical plants, steel mills, glass manufacturers, foundries, industrial coal-fired boilers and utilities. The BPM has been described in literature published by the Electric Power Research Institute, Inc. ("EPRI") which is distributed to all electric utilities. The EPRI refers all inquiries to ETS. To implement its marketing strategy, ETS has initiated a direct mail advertising campaign and employs in-house sales personnel. In addition, ETS conducts technical seminars and has entered into agreements with firms in both Mexico and Taiwan for the sale and servicing of the BPM.

Although ETS believes that ultimately Title IV of the CAAA dealing with permitting will have a positive impact on sales of the BPM. At present, enforcement is lax and sales of the BPM have been sporadic. Title IV requires that after the effective date of any permit program relating to major sources of pollution, it would be unlawful to violate the conditions of such a permit. States are required, within three years, to submit a conforming permit program. Major sources are those which emit, per year, ten tons of any hazardous air pollutant or a combination of 25 tons of hazardous air pollutants. Title III of the CAAA relating to Air Toxics establishes a list of 189 substances and compounds which must be considered hazardous air pollutants and a procedure for review of that list. Title VII of the CAAA expands and defines the authority of the individual states to include enhanced monitoring and requires major source owners to demonstrate compliance at regular intervals using approved continuous monitoring technology which the BPM can provide.

The Dry Reactor

The "Dry Reactor" is an air pollution control system designed to control emission of acid gases, such as hydrochloric acid, sulfur oxides and nitrous oxides and particulates. Hot flue gases pass through the Dry Reactor and the acid gases and particles are substantially removed before the flue gases enter the atmosphere. The Dry Reactor has applications for emission control in hospital and hazardous waste incinerators and small municipal solid waste facilities. Both the LEC and the Dry Reactor use a dry scrubber system to control acid gas pollutants. However, the Dry Reactor is a smaller, modular unit, designed for use in smaller installations, whereas the LEC is targeted at larger utility and industrial boilers.

The Dry Reactor uses a process called a "dry" scrubber, in contrast to competing "wet" and "semidry" (sometimes referred to as "half-dry" or "spraydrying") systems. In wet and semidry systems, when noxious gases are brought into contact with alkaline materials, these systems produce liquid wastes which must be handled with pumping and plumbing systems. Such waste often is corrosive, causing scale, flaking and clogging of the handling systems and requiring further treatment. In the Dry Reactor, flue gas is directed into a chamber where it is mixed with a dry reagent (lime) by the mechanical action of a rotating plate, known as a "slinger." The slinger delivers the lime perpendicularly to the flue gas allowing intimate contact of the dry reagent and any pollutants in the flue gas. This contact causes a reaction which forms a non-acidic compound and removes as much as 90% of unwanted acid gases. An internal recirculator, located above the slinger, increases the contact time thus enhancing the removal of pollutants.

ETS's only commercially sold Dry Reactor was installed at the Fairfax Hospital, Fairfax, Virginia in 1987 and has been in successful operation to date. It has removed greater than 98% of unwanted acid gases since installation without degradation or greater than normal maintenance. In management's opinion, future sales, if any, of the Dry Reactor will be generated through increasing enforcement and the imposition of tougher standards of clean air legislation and regulations. Specifically, the CAAA institutes a program under which all subject air pollution sources must obtain an operating permit. The USEPA is responsible for issuing regulations and monitoring compliance. The various states must develop and implement the programs. If a state fails to develop or implement such a permitting program, the USEPA must develop and implement a federal permit program for that state. However, until enforcement is strengthened, ETS does not contemplate substantial sales, if any of the Dry Reactor.

In 1992, Gibbson Engineering Company Ltd. ("Gibbson"), located in Taipei, Taiwan, was granted the exclusive right to market the Dry Reactor throughout Taiwan, R.O.C. The agreement provides that Gibbson pay ETS an upfront license fee followed by a 7% royalty fee on all system components. No sales have resulted from the agreement.

The Reduced Entrainment Precipitator (the "REP")

An electronic precipitator gives dust particles an electric charge which attracts them out of a gas stream onto the sidewalls of the collector for subsequent collection and disposal. However, in standard designs, not all the dust particles remain captured on the side walls and some become dislodged by the gas motion and are "re-entrained" in the gas flow. The REP prevents reentrainment of dust particles. The REP uses a conventional electrostatic precipitator to attract dust particles to a porous fabric collecting surface. Since the collection surface is porous, a small portion of the gas stream containing the dust flows through the pores which ensures that the dust layers remain attached to the collection surface. Specified applications for REP include control of fine particulate emissions from coal-fired utility boilers and, possibly, fine particulate control in so-called "clean rooms" in which complex electronic and computer circuits are produced.

On the basis of the pilot plant test conducted in 1990, management concluded that the test identified additional design parameters which, if adopted, would improve performance and that the REP concept can be utilized, when properly developed, to enhance the collection of fine particulates at lower cost than existing methods. ETS has not pursued further testing, does not intend to fund future development and will require future Government or private funding to continue development. As the Company's more mature technologies, such as the BPM and LEC, neared commercial development, the Company determined that its financial commitment to products should be concentrated on commercializing and marketing the BPM and LEC. Although it continues to seek outside funding sources, ETS has no current proposals outstanding for further funding. In the event the question of commercial viability is successfully resolved, of which there is no guarantee, ETS intends to secure a licensee to market the REP of which there is no guarantee. Even if commercial viability is established to ETS's satisfaction, it is unlikely that development will be completed and delivery of orders will commence in the foreseeable future.

Services

Contract Research and Development.

ETS has performed specific research and development projects for both government and private industry. These projects primarily involve the advancement of air pollution control technology and have included the design and fabrication of pilot plants to demonstrate certain air pollution control hardware, operation of equipment within the pilot plants and long-term testing and monitoring of systems. ETS has designed, built, operated and tested pilot plants for coal-fired industrial boiler systems, refuse-fired boilers, cement kilns and glass furnaces. These pilot plants have examined, among other things, control of fly ash, sulfur dioxide and toxic emissions.

For clients such as Dupont, Celanese, Phillips Fibers, Baltimore Gas & Electric, Serrine, ARCO and General Electric, ETS has performed studies of alternative filtration. Studies have ranged from bench top swatch test programs to pilot plant evaluations, to full scale tests within operating baghouses utilizing the BPM analysis tools. Some programs were designed to evaluate the usability of new fabric offerings in specific applications, others to provide evaluation of new fabrics as a viable general fabric filter candidate and others to select the optimum candidate from a group of possible fabric alternatives in a specific baghouse. Except for U.S. Government sponsored research and development, all research and development contracts have been performed on behalf of customers.

Fabric Testing Services.

The fabrics used in baghouses to collect dust must meet certain requirements as to strength, permeability, pressure resistance, air flow characteristics and chemical content. ETS offers quality control and other fabric testing services to the fabric filtration industry to determine whether baghouse fabrics meet these standards.

Stack Testing and Other Field Services.

ETS offers analyses of particulate and gaseous emissions for evaluating the performance of pollution control devices and statutory compliance. Customers include both government and private industry. Testing has been undertaken at steel plants, cement factories, quarries, foundries, chemical plants and utilities. To assist in supplying these services, ETS has four mobile field testing laboratories for on-site testing and analysis.

Other field services include continuous emission monitor certification, asbestos surveys, environmental audits, analysis and evaluation of on-line systems, filter bag analysis of operating systems through on-site and laboratory examinations, evaluation of bags for use in particulate filtration systems, new filter media inspection and testing, compliance with emissions standards, on-site and laboratory particle size analysis and OSHA in-plant air quality testing. This service is appropriate for compliance with Title III of the CAAA involving Air Toxics because compliance requires sophisticated field and laboratory capability. Title IV of the 1990 CAAA requires the annual testing of 2,000 utility continuous emissions systems. ETS has become a major vendor for this service.

Major clients, on a continuing basis, for ETS's field service activities include Westinghouse, Philip Morris, DuPont, Air and Water Technologies, Allied Chemical, Duke Power, Tennessee Valley Authority and Baltimore Gas & Electric.

Regulatory Assistance.

ETS offers its industrial clients which operate facilities subject to state and federal environmental regulations professional assistance in understanding relevant environmental regulations. Many environmental regulations are complicated, apply only to certain types of operations and not to others and change in their scope and content from time to time. They are written by technical personnel employed the regulatory agencies in order to fulfill legal requirements of the relevant laws and statutes promulgated thereunder. ETS staff consists of technically trained people who maintain a current knowledge of these environmental regulations and are also familiar with clients' plant operations. Thus, ETS can provide clients specific interpretations of regulations and assist in establishing the most effective route to demonstrate or achieve compliance with specific requirements. The CAAA, particularly Title V regulating permitting, has had a positive effect on demand for ETS's regulatory assistance services. ETS does not employ an attorney on a regular basis in rendering its regulatory assistance services; but has available specialized counsel on an as-needed basis. ETS recommends that its clients seek independent legal counsel to address legal issues, including but not limited to past noncompliance with environmental regulations. In addition, ETS often works with the clients' legal counsel in resolving issues of noncompliance with federal and state environmental regulations.

Monitoring.

Federal and state environmental protection agencies are increasingly requiring self-monitoring by industry. Monitoring activities involve either direct measurement of pollutants emitted in the stack gases or measurement of pollutant concentrations in ambient air at or beyond the plant's fence line. Both measurements involve the collection of large quantities of data using sensitive continuous monitoring systems. ETS assists in designing, calibrating and auditing the monitoring systems and in preparing periodic reports and summaries of the data obtained. Consulting.

The consulting aspect of ETS's business is diverse. Included are expert testimony, pollution control equipment operational problem solving, review of plant specifications, market analysis recommendations, license evaluation and acquisition analysis.

Technical Services.

ETS has performed technical and economical evaluations of existing and proposed air pollution control systems. It provides air pollution control system design and on-site services during system erection and startup. ETS also provides advice on emission control system design, specifications and bid evaluation.

Training and Education.

ETS regularly offers several in-depth seminars in the fields of air pollution control design and regulatory assistance, incinerator emissions control, fabric filtration and electrostatic precipitation. It also has produced a cassette tape seminar. Although training and education constitute only a minor portion of ETS's business, ETSI believes that its involvement in this area allows industry participants to become familiar with its products and services. In total, in excess of 1,000 industry representatives have attended ETS seminars since their inception. The seminars resulted in numerous clients for other services offered by ETSI. ETS has a continuous and comprehensive seminar program servicing industry and government. Recent seminars have been conducted in Canada, Mexico and Taiwan in addition to those held in the United States.
Between February and April, 1996, ETSI provided an Air Pollution Control Technologies Course sponsored by the United States Agency for International Development Office of Energy and Infrastructure and administrated for the Institute of International Education. Participants included representatives of industry and regulatory agencies from Bolivia, Brazil, Chile, Columbia, Cyprus, Ecuador, Egypt, Ghana, India, Indonesia, Jamaica, Jordan, The Philippines, Taiwan and Tanzania. ETSI conducted a similar course under USAID sponsorship in 1991.

Technical Writing.

ETS's technical writing staff is experienced in all areas of air and water pollution control and is proficient at the art of relating technical data in a readily understandable manner. Other capabilities include research, graphics layout and design and proofreading. Literature Searches. Under contract with both government and industry, ETS has successfully conducted extensive literature searches in the area of particulate and sulfur dioxide control. ETS maintains an extensive and well-cataloged in-house library and, when required, employs outside library services.
It is anticipated that the service business will continue with additional expansion of revenues from areas such as field testing and regulatory assistance. ETSI intends to continue to explore foreign market opportunities for ETS's products, particularly in Taiwan, Canada, Mexico, Korea, Japan and China to focus on marketing the BPM system and more actively to pursue licensing of the Dry Reactor and Limestone Emission Control System. In addition, the CAAA is anticipated to result in increased activities in both laboratory analysis, field testing, baghouse monitoring and other aspects of ETS and ETSAS' business.

Patents, Licenses And Trademarks

ETS currently holds various U. S. patents and licenses covering certain aspects of its proprietary products that it considers material to present sales and further development and marketing of such products.

Features of the Dry Reactor involve a process subject to U. S. Patent No. 4,273,750, expiring in 1998, the rights to which were acquired by ETS in 1982.

ETS is the assignee of U.S. Patent No. 4,663,136, issued to Dale A. Furlong on May 5, 1987, for an invention which is the process basis of the LEC. ETS was also assigned another patent on another apparatus utilized in the sulfur dioxide and particulate removal process (U.S. Patent No. 4,764,348) which was issued to Dale A. Furlong on August 10, 1988. That patent is the basis of European patents issued to ETS.

ETS owns two additional patents relating to the LEC. Aspects of the LEC are also covered by U.S. Patent 4,663,136 and European patents based on it. Management of ETS believes that the patents relating to the LEC will protect it from infringing use. ETS is preparing an application for an additional patent covering equipment design aspects of the LEC. There is no guarantee that such application will result in a patent.

ETS holds U.S. Patent No. 4,481,017, issued to Dale A. Furlong and assigned upon issuance to ETS, covering the combination of the electrostatic precipitator and fabric filtration technologies used in the REP. This patent was issued on November 6, 1984.

ETS holds U.S. Patent No. 4,719,791 which relates to the BPM system and claims protection for several unique aspects of the system. This patent was issued on January 17, 1988 and assigned to ETS.

ETS has acquired the non-exclusive license to utilize U. S. Patent No. 4,297,113, which provides a method for eliminating the effect of bag failure on baghouse operations. ETSI has no specific plans for the use of such patent. The license is nonassignable and will lapse upon termination of John D. McKenna's employment with ETSI.

ETS Analytical Services, Inc.

ETSAS maintains extensive laboratory facilities and modern mostly automated and computerized equipment to detect other types of environmental contamination. It has established a stringent Quality Assurance/Quality Control ("QA/QC") Program to insure data reliability. Although at the end of the 1995 fiscal year, ETSW was a Superfund Contract Laboratory, its status as a Superfund Laboratory had not been renewed due to lack of funding for the program. It continues, however, to receive contracts from the United States Environmental Protection Agency ("USEPA") and other governmental agencies. ETSAS is also a certified laboratory in the states of Virginia and in North Carolina for water, waste water, soil and hazardous waste analysis. In addition to its laboratory operations, ETSAS offers a wide range of field services including sampling of water and soil, infield testing and on-site monitoring, environmental assessment and monitoring program. ETSAS owns a mobile laboratory which provide on-site analysis for trace organics compounds. In January, 1995, Environmental Laboratories, Inc., a Richmond Virginia - based company, founded in 1980, engaged in water, wastewater, soil and materials analysis, was merged into ETSAS. This additional operation is located in the same city as ETSW. The merger expands the geographic range of ETSAS, enables the Richmond operation to bid on larger and more complex contracts than it could support prior to the merger and facilitates a closer working relationship with ETSW. The acquisition of environmental laboratory assets located in Fairfax, Virginia enhances the ability of ETSAS to bid on projects in Northern Virginia.

ETSAS's analytical services include obtaining and isolating samples of industrial and other waste materials including potentially hazardous wastes, analyzing samples by identifying and quantifying their toxic components, electronically archiving data and the delivery of analytical data in a legally defensible manner. ETSAS's analyses are used by regulatory authorities, such as the United States Environmental Protection Agency and the City of Roanoke, Virginia, and site owners, such as Exxon, Union Carbide and Columbia Gas Transmission, to report the risks posed by the potential or actual presence or release of hazardous substances.

ETSAS performs analyses of waste materials to determine the chemical compounds present, organizes the data obtained and presents a comprehensive report of this data. There may be myriad potentially harmful chemical compounds present in wastes and multiple tests may be required to determine the levels of contaminants at even a single site. Results obtained indicate only the amount of contaminant at the time of the test. To assess the probability of future hazards or the degree of correction of the pollutants also requires several tests at relatively constant intervals. There is also the possibility that the hazardous waste may have migrated from its initial site. Additional analysis and remedial action away from the original test site may be required where the migration of hazardous waste is a possibility.

Samples of the material to be tested are taken by either ETSAS's clients or its own personnel and forwarded to the laboratory for analysis. ETSAS is required to establish the authenticity of the test samples and therefore each container supplied by clients is accompanied by its chain of custody form. ETSAS's technical staff utilizes mobile sampling equipment for the sampling and testing of hazardous waste sites, monitoring wells or industrial discharges.

Sample Management.

All incoming samples, whether they are shipped via courier service or dropped off by local customers, are received by this section and logged into the ETSAS Laboratory Information Management System ("LIMS") which tracks analyses and reports laboratory data. The ETSAS LIMS is an internally developed software system that has received wide recognition from industry and government. The Sample Custodian is responsible for all receiving, storage, and tracking functions. All samples must be signed out by laboratory analysts for processing, thus maintaining a complete chain of custody within ETSAS.

Atomic Spectroscopy ("AS"). The Atomic Spectroscopy section analyzes all samples requiring elemental analysis by atomic spectroscopy. Among the techniques the AS section employs are the following:

Graphite Furnace AAS determines low levels of toxic elements such as arsenic, selenium, and thallium. It can detect and quantify levels less than 1 part per billion.

Cold Vapor Mercury AAS tests for low level mercury analysis (0.2 parts per billion in water) in a variety of sample types.

Air Analysis of multi-metal air trains by Microwave Digestion and AS techniques. Analysis of metals and elements by Inductively Coupled Plasma Emission ("ICP").

Organics. The Organics section provides laboratory services relating to the detection and measurement of various organic substances in a variety of sample types, such as groundwater, RCRA sludges, tissue, oils/waste oils, and others. Examples of these include pesticide, herbicide, and fungicide residues such as chlordane, endrin, toxaphene, silvex, and Ethylene Dibromide ("EDB"). ETSI can detect PCBs (polychlorinated biphenyls) in dielectric fluids, oils, waste oils, wastewater, and soils, performs high pressure liquid chromatography for the analysis of explosives and other high molecular compounds, detects total organic halide ("TOX") and purgable organic halide ("POX") in groundwater and other liquid media; total organic carbon ("TOC") and purgable organic carbon ("POC") in aqueous samples. It "fingerprints" by gas chromatography to identify unknowns and finds benzene, toluene, ethylbenzene, xylenes ("BTEX") in groundwater by gas chromatography and photoionization detector ("PID"). Finally it performs analyses of trace organics by gas chromatography and mass spectrometer ("GC/MS") for volatile organic compounds ("VOA" or "VOC") and semi-volatile organic compounds in accounts with certain ETA methods.

Inductively Coupled Plasma Laboratory. ICP is used for rapid analysis of metals/elements. The ICP is fully automated and computerized and is capable of analyzing up to 69 elements per sample in approximately 5 minutes. Much of the analysis on the USEPA Superfund and Office of Water contracts is performed on this instrument. Raw data is transferred into the ETSAS LIMS for processing and reporting. The ICP laboratory uses "SuperScan," a low cost qualitative scan developed by ETSI for 69 elements per sample.

Gas Chromatograph/Mass Spectrometry ("GC/MS") involves a three-step process. First, a test sample is introduced into the gas chromatograph portion of the system which separates the individual chemical compounds. The separated compound then elutes into the mass spectrometer are often subject to multiple regulatory requirements.

Quality Assurance/Quality Control. ETSAS maintains an ongoing QA/QC Program that is designed to give data of the highest documented quality. The QA/QC Program is a continuing system of internal and external checks of data validity. The entire program is contained in a 150 page manual which is available to clients upon request.

ETSAS maintains strict quality control in all facets of testing and analysis to insure accuracy of results. Internal quality assurance procedures, formulated within USEPA guidelines, govern how samples and controls are handled and are monitored daily. Standards are used to calibrate the equipment on a daily basis. Samples are periodically issued by both the quality control manager and various federal, state and local certifying licensing agencies, to determine whether test results from samples furnished by the agencies fall within acceptable limits.

ETS and ETSAS maintain a network of more than 30 computers for sample log-in, sample tracking, data handling, data reporting and accounting activities. The computers are linked together through a Novell Netware System, and many of the analytical instruments are on-line to this system which allows for computerized raw data transfer. Data reporting can therefore be customized to a clients individual needs, including the reporting of quality assurance. The total hard disk data storage capacity of the Novell system exceeds one gigabyte.

Significant ETS and ETSAS Contracts

Examples of some significant environmental contracts executed by ETS and ETSAS are:

Successfully Completed:

USEPA award for the analysis of multimedia, multi-concentration samples for selected metals for a one year base period and three additional one year options (total contract value, $770,000), completed 1995;

USEPA award for source testing and method evaluation for stationary source emissions for a one year base period with a contract value of $637,629 and two additional one year options (total base contract value in the event the options are exercised, $2,300,000), completed 1992; USEPA award for chemical analytical services for multimedia multi-concentration inorganic (maximum contract value, $663,000), completed 1995;

U.S. Navy project to conduct emission inventories at various naval bases (contract value estimated at $400,000), completed 1994;

DOE project to determine toxic emission levels from utility coal fired boilers (contract value, $60,000), completed 1993;

 KVB/Analect - CEMS certification at major power utilities for equipment vendor; (contract value, $940,000), completed in fiscal 1996;

Inland Steel Company - designing emissions control system for pulverized coal facility; (contract value, $291,000), completed May, 1996; and

USEPA Office of Water - analysis of industrial discharges across the United States, (contract value, $160,000), completed September, 1995.

Ongoing:

Westinghouse certification and compliance testing of facilities; multi-year continuous contract started in 1987 (estimated contract value, $450,000/year);

Pine Bluff Arsenal field services to test control equipment, five year task order contract, 13 test schedules in a year; started March 1994, one year with five option years (maximum contract value, $ 150,000 per year);

Title V permit contracts for various industrial clients; 60% completed as of the end of fiscal 1996; scheduled completion December, 1997
(estimated value, $500,000);

Vector Group, Inc. - on-site analysis of trace organic substances; ongoing (estimated contract value, $120,000).

Gas Compressor Stations - analysis of PCB's from several stations; ongoing continuous series of analyses without a determined completion date (estimated contract value, $150,000).

Ironton Iron, subsidiary of Intermet Corporation - various environmental engineering and emission control system design projects; 75% completed at end of fiscal 1996 (estimated contract value, $750,000).

USEPA Engineering and Analysis Division - analysis of trace metals and elements in wastewater, sludges and hazardous wastes; one year with four one year option period; contract value $1.770,000 if fully exercised.

USEPA Engineering and Analysis Division - wet chemistry analysis of wasterwaters and sludges from the same sites for cyanides, phenols, fluorides and other substances; one year with four one year option period; contract value $1.140,000 if fully exercised.

Special Projects

Special Projects are those tests or contract requirements that need special attention or do not fit into the responsibilities of the other sections. Each project is assigned a Project Manager who directs the work efforts needed, monitors the progress of the work tasks, and reports all the required data and findings to the client. In recent years, ETSAS has received very few special projects and was not in negotiations for any as of the end of fiscal 1996.

Sales And Marketing

ETS and ETSAS presently market their services through their sales personnel, and utilize direct mail, trade exhibitions and promotional literature. 75-90% of their revenues are realized from commercial clients and 10-25% from the USEPA and other government agencies. However, this ratio is anticipated to change as a result of the receipt by ETS and ETSAS of awards of U.S. Government contracts under the CAAA. ETS's extensive sponsorship of seminars and training programs has resulted in recognition and has secured clients. ETS is negotiating with major industry partners for the development, licensing and sale of its products. ETS has entered into license agreements for several of its products. ETS has begun receiving license fees, but there is no assurance that substantial license fees will be received in the future.

Representative Clients

Clients of ETS and ETSAS represent the following industries: power generation (utilities), petrochemical, chemical, tobacco, iron and steel, non-ferrous metals, gas utilities, heavy manufacturing, engineering, government agent contractors, municipalities and regional and federal government agencies. Representative clients are those in the industrial segments to which ETS and ETSAS supplies services. Such clients of ETS and ETSAS include: Kentucky Power Company and Pennsylvania Power & Light (power generation), EXXON (petrochemical), Dupont and National Paint and Coating (chemical), Philip Morris (tobacco), Inland Steel (iron and steel), Reynolds Metals (non-ferrous metals), Columbia Gas (gas utilities), Westinghouse (heavy manufacturing), Dames & Moore (engineering), KVB (government agency contractors), County of Roanoke, City of Richmond (municipalities) and USEPA (regional and federal government agencies).

Competition

Although the pollution control industry in general is growing rapidly, competition is intense. Marketing resources and expertise are increasingly important to success. In addition, the pollution control markets are subject to rapid change. Unforeseen technological, legislative or business developments relating to pollution control outside the scope of ETS and ETSAS' business may have significant adverse effects upon ETS and ETSAS' business. Many of ETS and ETSAS' competitors have substantially greater resources than ETSI and the size and reputation of many of these companies may give them a competitive advantage over ETSI. However, ETSI has successfully competed for USEPA contracts against large firms such as General Electric Company and Bechtel Power Corporation. Likewise, ETSI has won utility contracts in competition with firms as Research Cottrell, Inc. and Gilbert Commonwealth Engineering.

Major competition for the LEC and Dry Reactor markets come from the U.S., Japan and Europe. From the U.S. they include Babcock and Wilcox, General Electric Environmental Service and Research Cottrell. Chiyoda, Hitachi, Mitsui and Fugi Kasui from Japan and Lurgi, Flakt/ABB, Steinmuller, FLS Miljo, Snamprozette and Tampella from Europe. Most of these companies offer both semi-dry and wet systems. However, it is management's opinion that the LEC is the lowest cost, most efficient acid gas removal system.

ETSI is aware of at least two companies which are developing smokestack chemical removal products which reduce nitrous, as well as sulfur, oxides which are removed by ETS's LEC process. In management's opinion, the Company's LEC device is smaller, less complex, simpler to operate and easier to retrofit than one of the competing products and has a lower waste disposal cost and its waste is nonhazardous compared to the second competing process.
In the event the REP technology is developed so that a commercial product results, the REP's competition is expected to come from the major suppliers of precipitators and baghouses. The REP, as proposed, has no present direct competition as no other firm presently offers a combination of electrostatic and filtration technologies. However, it may be possible for competitors to develop technologies to achieve the same end.

ETS is presently not aware of any competitors offering products directly competitive with the BPM.

ETS also has competition in every area of its service market. The stack testing service market is sensitive to location. Over one hundred companies offer such services in the United States. The top four companies are believed to be Entropy (North Carolina), Clean Air Engineering (Chicago, Pittsburgh, St. Louis), Mullins (Texas) and Engineering Science (North Carolina).
Fabric testing presents a smaller market, in which location is less important. ETS has a well - equipped independent testing laboratory. The majority of customers of the fabric testing market is shared by fewer than six firms, including Filter Lab Services, Environmental Consulting Company and Grubb Filtration.

Competition for analytical laboratory services comes from local concerns for regional business. National and government services require more sophisticated analytical techniques for which many laboratories lack equipment and personnel. The USEPA has stated that it will institute a national certification program. If and when it does, many competing firms may leave this aspect of the business.

ETS competes with universities, equipment manufacturers and other consultants in the area of contract research and development. ETSI believes that the key criteria considered by potential purchasers of its services and products are service and product quality, the quality of support, the consistency of marketing and promotion programs, the financial stability of ETSI and pricing.

Government Regulation

The United States Environmental Protection Agency is the principal federal agency responsible for environmental matters, including the disposal and discharge of hazardous substances. State and local governments are involved in implementing environmental programs on a state and local level. USEPA, state and local policies can adversely affect the demand for ETS and ETSAS' services by relaxing regulations requiring tests, by delaying the effective date of regulations which require tests and by relaxing its enforcement efforts. Furthermore, to the extent that the budgets of administrating agencies are reduced, or funds not made available to them, the demand for ETS and ETSAS' services can also be adversely affected. Applicable federal legislation includes the Resource Conservation Recovery Act ("RCRA", the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and amendments, Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), which authorized the appropriation of $8.5 billion for Superfund for the five-year period beginning October 17, 1986 and was refunded in 1990 for an additional five years for $5.1 billion. Funding for SARA was not renewed at the termination of the extension of the act. ETSAS suffered some loss of revenue as a result. However, the laboratory has diversified into serving industrial and commercial clients and receives Federal contracts which were not funded through SARA.

ETSAS generates small quantities of hazardous waste in processing, certain samples. Such hazardous waste is segregated in special containers and disposed of by licensed waste transporters. ETSAS reserves the right to return the unused portions of samples received. ETSAS is also licensed with the USEPA and the State of Virginia to generate and properly store small quantities of hazardous waste. Such waste may not be stored longer than six months and must be disposed of through a licensed hazardous waste transporter to an approved treatment/disposal site. ETSI believes that its operations have at all times been in compliance with all federal, state and local environmental laws and regulations. Lyttle, in its remediation projects, often removes hazardous waste.

ETS and ETSAS' activities and its facilities are subject to regulation under federal, state and local laws, ordinances and rules and regulations relating to the environment, environmental quality and occupational health and safety including RCRA, the federal Occupational Safety and Health Act ("OSHA") and similar state laws and regulations promulgated thereunder. In connection with ETSAS's business of waste analysis and management, ETSAS believes it is acting in compliance with applicable environmental laws.

ETSI has obtained certifications from all jurisdictions in which it does business as required to conduct its laboratory testing. ETSAS is required to pass proficiency tests and evaluations which are given on a periodic basis to retain its certification and to participate in contracts under the Superfund Program. ETSAS has never failed a proficiency test and believes, but there can be no assurances, that it will be able to obtain the required certifications and approvals in all jurisdictions where it plans to do business in the future. The inability of ETSI to retain present, or obtain new, certifications or approvals where required would adversely affect its business.

Markets

ETSI has targeted utilities, industrial boilers and incinerators as the most likely users of its air pollution control equipment. Customers for air pollution control services and equipment include any organizations which operate a process that emits pollutants. Examples of potential customers include industries that utilize burning processes such as coal-fired utility and industrial boilers, incinerators for hazardous and municipal wastes, chemical processes such as printing, paint manufacturing, petrochemical refining and production, pulp and paper making and dust creating processes such as cement manufacture, mining and grain handling. In addition, governmental agencies are purchasers of the products and services of ETSI. The utility industry and users of municipal and hazardous waste incinerators and resource recovery facilities comprise ETS's principal potential customers.

Customers for analytical laboratory services include local concerns, government agencies, resource recovery facilities and national companies. ETSAS contacts potential clients through advertising, direct mail and telephone and competitive bid.

Fiscal 1996

A combination of adverse weather conditions and lax enforcement of environmental regulations caused both ETS and ETSAS significant losses in fiscal 1996. Many particulate and chemical pollution testing programs were delayed because of the impossibility of collecting samples. In addition, lax enforcement cause delays in the fulfilment of long term testing programs. During this period, numerous competiting laboratories were forced out of business. ETS and ETSAS have increased the efficiency of their operations through automation and decreased employment. However, its cost savings activities followed the downward trend in both volume and price and the laboratories could not afford to cut to the extent that they could not fulfill the quality and quantity of testing required by their client base. In the opinion of management, the adverse economic consequences of weather and legislative and enforcement hiatus have bottomed out and the laboratories have, once again, returned to profitability.

Employees

ETS and ETSAS have a total of 16 management and supervisory, 64 field and technical and 21 administrative employees. Employees are not represented by labor unions and relations are considered excellent.

Insurance

ETSI, for itself and its subsidiaries, ETS and ETSAS, currently carries general and automobile liability insurance with an aggregate limit of $2,000,000 with $1,000,000 for each occurrence and professional liability insurance of $1,000,000. It also carries excess liability insurance of $1,000,000, as well as workers' compensation and liability insurance in statutory amounts.
ETS Water & Waste Management, Inc.

History and Overview

Stamie E. Lyttle Co., Inc. was established by Stamie Lyttle in 1947 as a partnership originally known as Lyttle & Barnes. With two employees, it installed septic systems for new homes. In succeeding years, it expanded into other related environmental and construction areas and upon the reorganization into a subsidiary of ETSI had grown to 140 employees and was generating annual revenues in excess of $12,000,000. Lyttle Utilities, Inc. was formed in 1982. Until the reorganization, Lyttle Utilities, Inc. contracted water and sewer installations for municipalities while Stamie E. Lyttle Co., Inc. concentrated on residential construction. In 1985, LPS Corp. was formed as a leasing company for the affiliated companies. Stamie E. Lyttle Co. Inc., Lyttle Utilities, Inc. and LPS Corp. were merged in June, 1994 into ETSW, a subsidiary of ETSI. Business previously conducted individually by the three companies is now conducted by ETSW under the name "Stamie E. Lyttle Company." Lyttle provides infrastructure services to municipalities throughout the State of Virginia, including the state government, encompassing installation of water, sewer and storm sewer mains, installation of gas lines and environmental clean-up. For the private sector, Lyttle provides services to industrial, commercial and residential developers. Industrial and commercial services include installation of septic, sprinkler and plumbing systems and disposal of nonhazardous waste. Residential services include plumbing, septic systems, installation and cleaning, installation of water sprinkler systems. landscaping, and hookup of development projects to municipal water and waste disposal systems.

ETSW also operates ETSL under the name "Pipe-Liner Installers." Pipe-Liner Installers is primarily involved in the trenchless rehabilitation of sewer and water lines under a license from Ultraliner, Inc.
("Ultraliner") covering most of the State of Florida. ETSW also has a license from Ultraliner covering Northern Virginia.

Municipal Activities

Municipalities, particularly in the regional area surrounding Richmond, Virginia traditionally serviced by Lyttle, have been growing at an annualized rate of approximately 5%. This growth has strained the ability of towns and counties to deliver water to its industrial and residential base and to handle waste. In addition, these same municipalities have had to upgrade their decaying and inefficient water and waste handling systems though construction, remediation and clean-up. The process of installing and upgrading water and waste disposal facilities is a never-ending one because of continued population and industrial growth, aging infrastructure and compliance with federal and state environmental regulations.

In 1956, Lyttle expanded to solve the needs of municipalities to provide construction services in the area of water, sewer and storm sewer mains. In order to bid for such services, Lyttle must "prequalify" for each job (as in the City of Richmond) or annually prequalify for each community which it serves. Prequalification requirements include a proven track record of successfully completing similar projects, necessary manpower and equipment to commence and complete the project and bonding capacity to support the technical and manpower needs. The bond required is a "performance and payment bond" issued by a surety company based on contractor competence and financial backing. Lyttle has successfully prequalified for every job for which it has bid and is prequalified by all the municipalities in which it works.

Municipalities and the state government must, by law, advertise in local newspapers and public bulletin boards and through the Dodge Report The Dodge Report is distributed weekly to subscribers and contains all material information on municipal construction projects including description, scope of work, requirements for the contractor, estimated amount of bid and availability of plans and specifications, thus enabling contractors to decide which projects to pursue and to formulate bids. Lyttle not only bids on the basis of the specifications contained in the Dodge Report, but is also often invited by the municipalities themselves to bid on specific projects. Lyttle selects the projects that it desires to bid based on its computer analyses of present and future work requirements and its anticipation of profitability of the project based on the cost of past similar projects. It then prepares and submits bids on appropriate projects. Bidding is generally closed. Bids are opened in a public place and the low qualified bidder is awarded the contract. In some instances, specifically projects for the City of Richmond, Virginia and the State of Virginia, minority participation is required to complete the project and is set forth in the requirements and in the bid. Because of its size and experience, Lyttle has developed an excellent relationship with qualified minority contractors who ably perform their tasks as part of the contracting team.
The municipality notifies the low bidder contract awards in writing, stating the time frame in which the project must be completed. If Lyttle is the low bidder, Lyttle must submit a profile called the "Critical Path Method" or "CPM" setting forth the time frame in which it intends to complete the project so that the designated representative of the municipality can follow the project as outlined in the CPM. Projects generally run in phases with progress billing on a monthly basis until completion.

Typical Recent Municipal Projects:

County of Chesterfield, completed in 1992, was a 4 mile long 24 inch diameter water line along the James River. The total award was $2,400,000. Completion was accomplished before the contract deadline. Construction intersected an historic preserved neighborhood and ecological concerns were paramount in this project. Lyttle received an award from the County for maintenance of the ecology.

Fairfax County Parkway, completed in 1994, was a 5 mile long, 36 inch diameter water line for the State of Virginia. The total award was $2,300,000.

County of Henrico, completed in 1994, was a 1 1/2 mile long 24 inch diameter sewer line. The total award was $1,700,000.

County of Chesterfield, completed in 1994, was the rehabilitation of a water line involving the removal of decaying water line and installing a new water line in its place. Total award was $850,000.

City of Richmond, awarded in June, 1994, completed in March, 1995, was a 36 inch diameter transmission. Total award was $2,600,000

Fairfax County Water Authority, awarded April, 1994, completed in June, 1995, was a 36 inch diameter water line. Total award was $2,442,000.

City of Richmond, awarded September, 1995, estimated completion in March, 1997 represents construction of a concrete drainage channel and the reconstruction of a strorm drain system and related work. Total award is $1,353,252.

York County, awarded June, 1995, involved installation of 16" water; completed in February, 1996. Total award was $625,000.

County of Henrico, awarded in August, 1996 is a contract valued at $268,696 to furnish two water lines. Completion is expected in October, 1996

Commercial Construction

Lyttle performs services for developers, corporations and homeowners. For residential and commercial developers, Lyttle provides the interface between the developer and the local zoning authorities for site development plan, sewer and water main hookup and soil conditions. For commercial and industrial customers, Lyttle provides the technical expertise required to maintain the plant conditions in an environmentally safe fashion. For example, a factory or office building owner often will establish its own sewer system but will later discover that the installation does not meet the needs for adequate holding tank capacity. Lyttle, in such a situation, will design and modify the equipment to meet legal and environment requirements. It also maintains such equipment.

For homeowners, it provides plumbing, cleaning, sprinkler system maintenance, fencing and landscaping on an individual basis. This business representing approximately 20% of revenues, has been successful because Lyttle can allocate manpower on an "as needed" basis from other jobs. Thus, it can uniquely provide reliable and timely service without the problems of job overload which afflict smaller competitive firms. Lyttle was often the original installer of the equipment for the developer and maintains records of each facility indefinitely and thus knows which equipment was installed and when so that it can often assess problems before arrival of its employees on site.

Typical Lyttle Commercial Projects

The following are representative commercial projects undertaken by
Lyttle:

Port of Richmond, as a subcontractor to the prime contractor, to be completed in December, 1994, involved water and sanitary sewer construction. Total contract is $220,000

Delmar Properties, a subsidiary of Chesapeake Corporation, two contracts, completion, October, 1994, involved water, sanitary and storm sewer construction. Total aggregate contract amount is $550,000.

Salisbury Corporation, completed in October, 1994, involved construction of water and sewer systems. Total contract amount of the two contracts is $400,000.

Dawkins Branch, completed 1991, involved a sanitary sewer. Total contract price was $860,000.
Ethyl Corporation, as a subcontractor, completed in 1993, involved a water and sewer system for a research facility. Total contract amount was $450,000.

Stonehouse, Inc., a wholly-owned subsidiariary of Chesapeake
Corporation, involved the installation of 36" water line; this contract was the first phase of a 20-year development project. The first phase was successfully completed in March, 1996. Total contract amount was $770,000.

Ultraliner

In February, 1996, ETSI acquired certain assets of Olympic Industries, Inc., Pompano Beach, Florida, for 539,130 Shares of Common Stock. The assets were placed in a newly-formed corporation, ETSL, which became a wholly-owned subsidiary of ETSW.

Through the purchase of these assets, the Company entered the trenchless rehabilitation business throughout Florida and in Northern Virginia. The Company believes that the trenchless rehabilitation market will be a major growth area as the sewer and water lines in most urban areas throughout the world are wearing out. Over time, pipes get old and brittle causing breaks which lead inevitably to water leaks and the seapage of ground water into the pipes. In many cases, roots grow into pipes and entire sections of pipe are frequently missing.

The traditional method of repairing such pipe is by digging a trench above the pipe, removing the old pipe and replacing it with new pipe. The cost and time spent in avoiding environmental damage is great; and the disruption caused by digging up the old damaged lines and replacing them can be major. Since most older pipe is found in downtown areas, the adverse effects on traffic, air quality and the creation of ear splitting noise from jack hammers and earth moving equiment are exacerabated by the surrounding foot and vehicular traffic.

The "Ultraliner" technology used by ETSW and its subsidiary, ETSL, permits rehabilitation of such lines on a faster, cheaper and cleaner basis without the necessity of digging trenches. First a robotic vehicle with lights and video cameras traverses the damaged lines to detect blockage, offset joints or other impediments. Then, any remedial work is performed within the existing lines either through a point repair from the surface or through a remote device. Installation of Ultraliner requires only one insertion point. At the job site, liner which is constructed specifically for the job and which is folded to fit within the existing sewer or water line is inserted so that it extends through the damaged length. The length of each pipe is at least the distance from manhole to manhole. Insertion is made with a power winch and steel cable connected to the end of the liner.
Then, through application of heat and pressure, the liner expands to form a perfect fit within the existing line. The fit is so tight that it leaves no annular space for unwanted water migration between the Ultraliner and the old pipe. The new smooth interior maintains peak flow and inhibits buildup of foreign material. The life of the replacement liner is the same as new pipe.
The Company estimates that trenchless rehabilitation has a current annual market of $250,000,000 and predicts growth to $500,000,000 by the year 2000. In addition, there is associated diagnostic engineering work. The Company estimates that the worldwide market, including engineering, is in excess of $1 billion.

ETSL has been awarded a contract with an estimated value of $650,000 with the City of Fort Lauderdale to install 8" Ultraliner for rehabilitation of old sewer lines. Installation under the contract commenced in March, 1996; estimated completion in September, 1996. The City of Orlando has awarded ETS Liner, Inc. a one-year maintenance contract with a value up to $500,000.

ETSW has successfully completed two demonstration projects. The first one was in Fairfax County, Virginia, in November, 1995 of lining 1,438 linear feet of existing eight inch concrete sewer pipe, including reinstatement of 22 sewer services for existing homes, which was witnessed by personnel from the engineering community and municipalities from the Richmond and Northern Virginia areas. The other project is located in Stafford County, Virginia involving the lining of 390 linear feet of eight inch sewer pipe and the reinstatement of five sewer laterals which was completed in June, 1996. Although both of these projects were small, they demonstrated both the effectiveness of the Ultraliner technology and of the ability of Lyttle to implement the technology.

Fiscal 1996

At the beginning of the fiscal year, ETSW aggressively bid on three major commercial projects involving the laying of waterlines for new residential housing and commercial office parks. The bids were accepted. During construction, which took place in late fall and in the winter of 1995-1996, ETSW experienced approximately 60 days of snowfall and rain and approximately 30 additional days of wet and muddy conditions which prevented or slowed completion of the projects. Projection completion was not only rendered over-budget but delayed; and much overtime was required to complete the projects once the weather improved in the Spring. In addition, ETSW bid on landscaping projects in housing developments which, because of weather conditions, proved to be unprofitable.

Present market conditions for commercial construction of water, sewer and irrigation are strong, aided by the planned construction of several major semi-conductor factories in the Richmond, Virginia area.

Lyttle Future Plans

Lyttle began in the Spring of 1995 and has continued in fiscal 1996 to expand the services it offers into Northern and Western Virginia in the areas of plumbing, sprinkler irrigation and fencing with the intention of making Lyttle a household name in these areas as it is in the Richmond area. Lyttle also has begun to bid for projects through Virginia and into Maryland and New Jersey. It plans to increase its geographical reach through steady and organized growth.

Lyttle has begun to tap the growth of Northern Virginia by providing similar municipal services there as it does in the Richmond area. In April, 1994, it opened an office in Fairfax, Virginia from which it is bidding on municipal construction projects. It was awarded a major contract with the Fairfax County Water Authority as a subcontractor to Branch Highways which is presently under construction. It desires to acquire companies in similar businesses, although no such acquisition candidates have been located and there is no assurance that any will be found. Lyttle intends to focus on commercial construction projects and on projects involving the Ultraliner technology.
Lyttle is working with ETS and ETSAS, to provide turnkey construction projects utilizing its construction expertise and ETS's LEC and Dry Reactor technologies and ETSAS's chemical and water analyses of pollutants. The advantage of proposed joint ventures with the other ETSI subsidiaries is that previously ETS could only offer its technologies on a royalty only basis, whereas with ETSW it can now offer both the technology and the construction of devices employing a given technology or clean up of environmental problems. Thus, ETS need not market its technologies through contractors, but directly to end-users, specifically, hospitals for Dry Reactor and utilities and manufacturing companies for the LEC system.

Lyttle Personnel

Lyttle has 160 employees, 30 in residential service, 100 in construction and 30 in supervisory and administration service. Lyttle employees are not represented by any union. Management considers its relationship with its employees to be good. Some of its personnel are third generation employees.

Lyttle Insurance

Lyttle carries $2,000,000 of general liability, $1,000,000 of product liability, $1,000,000 per occurrence of bodily injury and automobile and a $5,000,000 umbrella insurance policy. Lyttle also is covered by a surety bond.

Lyttle Government Regulation

Lyttle's activities are regulated by Federal and state statutes. In general, Federal statutes are enforced on the state level by the Virginia Department of Labor and Safety for OSHA safety standards and by the Department of Health or Department of Public Works for sewer, septic and water systems. Lyttle has never been cited for a safety violation.

Lyttle Competition

Lyttle's competition comes from many smaller and narrowly focused companies in its geographical region. Lyttle's market share of each of its business activities exceeds 50% in the Richmond, Virginia area. In the trenchless sewer and water main rehabilitation business, its major competitor is Insituform, Inc. ETSE believes that its technology is superior and that it can underbid Instituform on projects and still provide adequate margins. However, Insituform has been completing projects for municipalities for over a decade and Ultraliner must first prove itself to municipalities through successful completion of small contracts before it could be chosen on larger programs.

Completion of Material Contracts by Subsidiaries of ETSI

Most of ETSI's subsidiaries' contracts are of a short-term duration and are completed within a few months of the order or award. Certain contracts, such as those from utilities, are annual and are completed in stages against task orders. Government agencies often issue open orders for which task orders are issued. There are no conditions precedent to the issuance of task orders and they are issued pursuant to the specific orders of the client for the services. The Company's backlog consists of contracts and task orders, already given but not yet completed and does not include open orders which may or may not result in task orders. In general, it has been ETSI's experience over the past three fiscal years that substantially all open orders ultimately result in task orders.Task orders have, from time to time, exceeded the amount of open orders due to needs of the client which developed subsequent to the contract date. However, the dates when open orders result in task orders, subject to the length of the contract, and the possibility that certain open orders will not result in task orders depends on both the needs of the client throughout the contract period and, in the case of federal agencies, the availability of funding. There can be no assurance that existing contracts or future contracts containing open orders will result in task orders covering the entire contractual amounts. In addition, ETSI is not aware of any significant unrecognized cost to complete any open contract.

Item 2.  Properties

ETSI occupies approximately 45,000 square feet of office and laboratory space in a modern commercial building in Roanoke, Virginia, under lease agreements of its subsidiaries, ETS and ETSAS, effective as of February 1, 1991, which expire on December 31, 2000, from PDJ Associates, a partnership in which John D. McKenna, President and Roberta Greiner, widow of Gary P. Greiner, formerly an officer and director, are partners. ETSI believes that the leases with PDJ Associates are on terms as favorable as those which would have been available from a non-affiliated third party.

The analytical capabilities of ETS and ETSAS consist of three entities:
a) a fixed-location state of the art automated and computerized comprehensive analytical laboratory for the analysis of contaminated air, water and solid waste samples; b) mobile laboratories which provide the capability for field analysis of toxic air emissions; and
c) a fixed location fabric testing laboratory which provides specialized filter bag (fabric) testing and evaluations. The laboratory and office premises are adequate for ETS and ETSAS' present and anticipated needs.

On June 1, 1994, ETSW entered into a lease of its premises which are owned by the estate of Stamie E. Lyttle at $10,500 per month for two years. On June 1, 1996, the lease was renewed for a one year term with three one year renewal options. 11,500 square feet is allocated for office space; 20,000 square feet for warehouse and 10,000 for service and maintenance. Outside storage exists for materials storage and for parking of vehicles. The premises are located on 13 acres on the south side of Richmond, two miles from Interstate 95. ETSW maintains its own fleet of vehicles and equipment. The premises and equipment are considered adequate for the needs of ETSW.
In addition, subsidiaries of ETSI lease regional office and/or laboratory space in Pompano Beach, Florida, Fairfax, Virginia and Huntington Valley, Pennsylvania.

Item 3.  Legal Proceedings.

No material legal proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company are any such legal proceedings threatened.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

ETSI's common stock trades on the American Stock Exchange - Emerging Company Marketplace ("AMEX-ECM") under the symbol "ETS.EC." The following table summarizes the market price information for ETSI's Shares on the AMEC-ECM during fiscal 1995 and 1996.



                                           High        Low
            Year Ended May 31, 1996
     First Quarter                         $2.06   $1.50
     Second Quarter                        $1.81   $1.25
     Third Quarter                         $1.56   $1.31
     Fourth Quarter                         $1.38   $0.94


             Year Ended May 31, 1995
     First Quarter                         $2.31   $1.38
     Second Quarter                        $2.13   $1.75
     Third Quarter                         $2.19   $1.75
     Fourth Quarter                        $2.13   $1.63



As of May 31, 1996 there were approximately 1,600 stockholders.
No dividends have been declared or paid by ETSI and it is anticipated that, for the foreseeable future, all profits will be reinvested in the business of ETSI.

In addition to the registrant's shares of common stock, there were issued and outstanding as of May 31, 1996 warrants and options to purchase shares of common stock as follows:



 Number            Type          Exercise       Termination
                                 Price             Date
 14,999            Warrants      $1.76          September 1, 1996
 32,680            Warrants      $1.92          September 22, 1996
  5,000            Warrants      $2.20          December 28, 1999
 10,000            Warrants      $2.20          December 31, 1999
  1,000            Warrants      $2.20          January 3, 2000
 25,000            Warrants      $2.20          January 17, 2000
 10,000            Warrants      $2.20          March 31, 2000
123,173            Options   $1.05*         February 7, 1997
100,000            Options     $1.58*         February 28, 1997
 50,000            Options    $2.14*         April 23,  1997
274,000            Options         $2.35*         November 4, 1997
350,000            Options         $1.50          July 13, 1998
100,000            Options         $1.37          July 19, 1998
 23,200            Options         $1.38          August 20, 1998
 15,000            Options         $1.75          October 28,  1998
  2,000            Options         $1.63          November  5, 1998
157,200            Options         $1.06          April 11, 1999
476,000            Options         $1.69          June, 17, 1999
 75,000            Options   $1.81          September 29, 1999
 14,000            Options         $1.88          January 12, 2000
  4,000            Options         $1.88          January 16, 2000
 90,000            OptionS       $1.75          January 31, 2000
  8,000            Options       $2.06          March 1, 2000
160,000            Options       $1.75          May 8, 2000
200,000            Options       $1.06          May 24, 2001


*Canadian dollars

Item 6.  Selected Financial Data

Selected Financial Data as of and for the Years Ended May 31

                 1996         1995         1994       1993        1992

Total Revenue $20,539,261 $19,911,906 $17,090,109 $17,408,201 $17,090,492
Gross Profit    1,983,500   3,535,181   2,383,846   2,550,313   2,812,551
Operating
 Income (Loss) (1,638,564)    496,616    (588,525)   (767,711)      1,891
Net Income
 (Loss)        (1,998,791)    502,666    (701,392)   (865,419)      5,701
Total Assets    9,835,016   9,658,611   7,672,962   6,987,982   7,637,083
Long-term Debt  1,638,912   2,475,967    1,641,741   1,482,871  2,018,103
Total Stock-
holders' Equity 1,488,306   3,329,664    2,436,151   2,974,101  3,686,734


Earnings (Loss) Per Share:

Primary          $(0.16)     $0.04      $(0.06)      $(0.07)      $0.00
Fully Diluted    $(0.16)     $0.04      $(0.06)      $(0.07)      $0.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Introduction

A few relatively large contracts in any one business segment in any fiscal year can make any segment generate relatively large revenues in that year. Because disproportionate generation of income has occurred periodically throughout the existence of ETSI, the Company's strategy has been to offer a variety of services and maintain a flexible staff capable of executing different tasks. Services are tied to different markets, such as new pollution control equipment expenditures by industry, government funding or legislative enforcement. In addition, ETSI continually markets its services through brochures, seminars and attendance at trade shows and conferences and by telemarketing. ETSI attempts to increase its business in the aggregate. As the United States experiences economic and legislative cycles, the demand for each of the Company's services fluctuates accordingly.

On June 1, 1994, ETSI merged with three related Richmond, Virginia firms, Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation, and consolidated them into ETSW, a wholly owned subsidiary of ETSI. The combination was effected through the issuance of 2,730,000 shares of ETSI common stock and has been accounted for as a pooling of interests. On January 19, 1995, ETSI merged a Richmond, Virginia firm, Environmental Laboratories, Inc., with its subsidiary, ETSAS, which increases ETSAS size by about 50% and makes ETSAS the largest environmental contract laboratory in the state of Virginia. This combination was effected through the issuance of 183,600 shares of ETSI common stock and has also been accounted for as a pooling of interests. On April 3, 1995, ETSI purchased, with the issuance of 113,000 shares of ETSI common stock, the assets of Air Compliance, Inc., a Pennsylvania Corporation, and incorporated these assets into the business of ETS. On February 5, 1996, ETSI acquired certain assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETSI's common stock and incorporated these assets into a new wholly owned subsidiary of ETSW, ETS Liner, Inc. On April 18, 1996, ETSI acquired certain laboratory assets of Dewberry and Davis, Inc. in exchange of 65,617 shares of ETSI's common stock and incorporated these assets into ETSAS. These transactions are discussed further in Note 2 to the audited consolidated financial statements for the year ended May 31, 1996 ("fiscal 1996"). The transactions are anticipated to broaden the revenues and asset base of ETSI in coming years. The results of operations for the fiscal years presented include the poolings of interests transactions as if as if they had been consummated at the beginning of the earliest period presented while purchase transactions are reflected since the date of acquisition.

ETSI has divided its revenues into four meaningful categories; (a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting/engineering - encompassing consulting and engineering services and educational areas; (c) products; and (d) construction.

Fiscal Year 1996 Compared to Fiscal Year 1995

Revenues for fiscal1996 were $20,539,261 compared to $19,911,906 for the year ended May 31, 1995 ("fiscal 1995") for a 3% increase.

Total testing service revenues were $5,957,008 for the current year compared to $6,122,207 for fiscal 1995 for a 3% decrease. This decrease was due to several factors. The unfavorable weather conditions caused postponements and delays in executing contracts. There was also a decline in bidding opportunities for the testing service area as a number of customers had budget constraints and the state and federal government still at odds in the pollution control area led to the delay of awarding and start-up of government contracts for the analytical laboratory.

Field testing service revenues were $2,356,553 compared to $2,778,032 for fiscal 1995 for a 15% decrease. This decrease was due in part to the decrease in services for a pollution control monitoring system supplier for stack testing particularly related to continuous emission monitors for electric utilities which was a major part of the fiscal 1995 field testing services. Although the number of contracts serviced in fiscal 1996 were about the same as the previous year, the dollar amount of the contracts were somewhat lower. Major customers for fiscal 1996 included two electric power utility plants, an air pollution control product manufacturer and two municipal waste incinerator plants representing 31% of field testing services.

Revenues for analytical laboratory services which also include in-house projects and products were $2,904,652 for the year compared to $2,769,169 for fiscal 1995 for an increase of 5%. Commercial revenues were up 10% and included increases in groundwater monitoring and CERCLA soil remediation activities. Government revenues were down 56% for the current year due to the U.S. Congressional budget impasse. This not only caused delays in the incremental funding of existing contracts but produced delays in awarding several new contracts for which the laboratory had negotiated a best and final status. Because of the severe winter weather the commercial and government projects scheduled during the third quarter were delayed and re-scheduled up to three months later.

Regulatory Assistance revenues were $534,889 compared to $490,531 for an increase of 9% over the fiscal 1995 revenues. Major customers comprising 59% of the total included a paper manufacturer, a chemical manufacturer, an iron foundry and a railroad company. Revenues for monitoring services were $160,914 for fiscal 1996 compared to $84,475 for fiscal 1995 for an increase of 91%. Two customers, a printing company and a chemical plant, accounted for 93% of the total monitoring service revenues.

Revenues for consulting/engineering services for fiscal 1996 were $354,484 compared to $492,490 for fiscal 1995 for a 28% decrease. Consulting service revenues were $112,033 which was an increase of 58% over the prior years' revenues of $70,761 with major customers being a government contractor consultant and research firm for 54% and an electric utility plant for 27% of the total consulting revenues. The increase was due largely to the increased services for the same government contractor over fiscal 1995. Revenues for engineering were $116,278 for fiscal 1996 compared to $349,395 for fiscal 1995 for a 67% decrease. Major customers for the current year consisted of two steel manufacturers for 89% of the total engineering. The decrease in revenues was due to a decrease in services from fiscal 1995 for one of these steel manufacturers.
Revenues for in-house projects which consist of sale of books were $38,213 compared to $17,916 for fiscal 1995 for an increase of 113%. Additional tutorials have been added to the line of books. To educate the public on the availability of our books, promotional material is being included with the seminar materials and some promotional mailings are being made. Seminar revenues were $87,960 compared to $54,418 a year ago for a 62% increase. The current year included revenues from a seminar sponsored by the United States Agency for International Development (USAID) for an Air Pollution Control Technologies Course which commenced in the third quarter and provided 76% of fiscal 1996 seminar revenues and the increase for the year.

Product revenues were $8,430 for fiscal 1996 compared to $17,737 for a decrease of 52% and included both the Baghouse Performance Monitoring
(BPM) hardware and software products. A new clean air regulation includes a section that will require baghouse operators to provide more exact monitoring with a record of the problems and the corrective actions taken. ETS has proposed to the Environmental Protection Agency
(EPA) that the BPM be considered as an acceptable protocol for logging and monitoring this information.

Construction revenues for fiscal 1996 were $14,219,339 compared to $13,279,472 for fiscal 1995 for a 7% increase. The current year experienced growth in some areas of business while some areas showed a decline in the sales. Construction activities in general were slow due to higher interest rate and a severe winter. Irrigation showed a significant growth and this growth pattern is expected to continue in fiscal 1997. However, the utility and septic construction experienced a decline in overall activities in terms of sales and bidding. Fortunately, toward the end of year, both of these areas showed improvements in bidding inquiries which will result in sales growth for the future. Even with the increase in sales for fiscal 1996, the construction business had a large loss for the year. The nature and cost of projects during fiscal 1996 were heavily weighted toward materials rather than labor and equipment thereby reducing the gross profit margins as higher gross profits are generated from labor and equipment components than from materials. The local area economy was slow and market competitive pressures kept prices of projects at lower levels thereby further reducing gross profit margins. Adverse weather conditions brought construction to a standstill during the third quarter and first part of fourth quarter, thereby delaying work until late fourth quarter or the first quarter of fiscal 1997.

Cost of goods and services for fiscal 1996 were $18,555,761 or 90% of revenues compared to $16,376,725 or 82% of revenues during fiscal 1995. This increase was attributed to price erosions due to competitive pricing resulting in higher cost in executing the work, the delays experienced with the unfavorable weather conditions and the nature and cost of projects heavily weighted toward materials rather than labor and equipment.

With a 3% increase in revenues and an increase of 13% in the cost of goods and services, the gross profit for the year ended at $1,983,500 or 10% of revenues for the current year compared to a gross profit of $3,535,181 or 18% of revenues for fiscal 1995.

Selling, general and administrative expenses for the current year were $3,622,064 or 18% of revenues compared to $3,038,565 or 15% of revenues for fiscal 1995. The increase is the result of additional legal expense and added facilities relating to acquisitions and an overall general increase in office operations.

Interest income from savings on deposit for fiscal 1996 was $21,107 compared to $28,610 for fiscal 1995. Interest expense representing the interest for utilization of the credit line and interest paid in financing of capital equipment was $392,131 for the current year compared to $348,870 for fiscal 1995. Other income representing the sale of miscellaneous scrap materials was $10,797 compared to $22,266 for fiscal 1995.

Net Loss for fiscal 1996 was $1,998,791 compared to net income of $502,666 for fiscal 1995. The current year loss was a result of several factors. All the subsidiaries were affected by the unfavorable weather conditions causing delays, a decline in bidding opportunities due to budget constraints of customers, competition pressure keeping margins low, and the state and federal government still at odds delaying awarding of contracts.

Fiscal Year 1995 Compared to Fiscal Year 1994

Revenues for the year ended May 31, 1995 ("fiscal 1995") were $19,911,906 compared to $17,090,109 for the year ended May 31, 1994
("fiscal 1994") for a 17% increase.
Total testing service revenues were $6,122,207 for fiscal 1995 which was an increase of 21% over revenues for fiscal 1994 of $5,066,353. Field testing services generated revenues of $2,778,032 compared to $1,681,471 for the preceding year for a 65% increase. There was a significant increase in the stack testing business particularly related to continuous emission monitors for electric utilities. There were five major customers which contributed 50% of the total field testing revenues. These customers consisted of a pollution control monitoring system supplier, an iron foundry, an electric power utility plant and two municipal waste incinerator plants. The enforcement of Title IV 1990 Clean Air Act Amendments provided the opportunity during fiscal 1995 to obtain substantial electric utility testing contracts. The acquisition of Air Compliance, Inc., as previously mentioned, accounted for 5% of the field service revenues.

Analytical laboratory revenues in fiscal 1995 were $2,769,169 compared to $2,920,767 for fiscal 1994 for a 5% decrease. Much of this decrease is attributable to a nationwide over-capacity in the environmental laboratory business which has depressed pricing. In fiscal 1995, the ETSAS Roanoke laboratory, received 12% more samples than in fiscal 1994 but the higher discounts were responsible for a reduction of revenues compared to fiscal 1994. The merger of Environmental Laboratories, Inc., Richmond, Virginia, contributed 36% of the total laboratory revenues for the 1995 fiscal year and 36% for the 1994 fiscal year.
The total laboratory services included 17% government services and 83% commercial services.

Revenues for regulatory assistance for fiscal 1995 were $490,531 compared to $312,433 for fiscal 1994 for a 57% increase. Three major customers, a chemical plant, an iron foundry and a steel manufacturer, accounted for 53% of the regulatory assistance revenues for fiscal 1995.

Monitoring services decreased in fiscal 1995 to $84,475 from $151,682 for fiscal 1994 mainly due to a decrease in services for a chemical plant. The total for fiscal 1995 consisted of revenues from a chemical plant and an electric utility plant.

Consulting/engineering service revenues for fiscal 1995 were $492,490 compared to $471,190 for the 1994 fiscal year. The consulting activity generated revenues of $70,761 compared to $368,525 for fiscal 1994. This drastic reduction in revenues were mainly due to the completion of an Environmental Protection Agency contract. Engineering services were up sharply to $349,395 from $5,960 for fiscal 1994. These services included services for a steel manufacturer, an iron foundry and a Taiwan steel fabricator and boiler maker for design of a baghouse. The sale of books amounted to $17,916 for the 1995 fiscal year compared to $30,396 for fiscal 1994 and seminars were also down at $54,418 revenues compared to $66,309 for the 1994 fiscal year.
Revenues from the sale of products were $17,737 compared to $11,383 for fiscal 1994 and consisted of an order for a Baghouse Performance Monitor (BPM) from a steel supplier.
Construction service revenues for fiscal 1995 were $13,279,472 compared to $11,541,183 for a 15% increase. 60% of these revenues were from underground water, gas and sewer utility work, 15% from irrigation and land services and 25% for septic system installation, fencing and other related services. Major customers included the City of Richmond representing 18% of the total construction revenues for fiscal 1995, the municipalities of the local, county and city governments, the State of Virginia and major developers in the Richmond, Virginia area.
Growth areas include the fencing service and the Fortune 500 customers.

ETSI's gross profit for fiscal 1995 was $3,535,181 or 18% of revenues compared to $2,383,846 or 14% of revenues for fiscal 1994. This increase was due to an increase in revenues and a decrease in cost of goods sold of 4% as a percent of total revenues.

Selling, general and administrative expenses were $3,038,565 for fiscal 1995 compared to $2,972,371 for fiscal 1994. This increase was due in part to extra expenses relating to the mergers and acquisitions during the year amounting to 2.2%.

Interest income for the current year was $28,610 compared to $16,099 for fiscal 1994 as a result of earned interest from savings on deposit.
 Interest expense for the year was $348,870 compared to $212,861 for the prior fiscal year. This expense represents the interest expense for utilization of the credit line and interest paid in financing of capital equipment. Insurance proceeds represents $304,044 of life insurance proceeds received as a result of the death of an officer of ETSI.

Net income for fiscal 1995 was $502,666 compared to a loss of $701,392 for fiscal 1994. The transition from a loss to a profit was the direct result of higher revenues as ETS benefitted from the implementation of parts of the 1990 Clean Air Act Amendments and ETSW improvement in revenues by taking advantage of the somewhat improved construction markets and a turnaround on the bottom line as a result of the reorganized and streamlined organization. ETSAS was the only subsidiary not to have an improved year as its markets remained flat and pricing very competitive.

Liquidity And Capital Resources As Of The End of Fiscal Year 1996

During fiscal 1996, ETSI received $82,433 from the exercise of employee stock options. As of May 31, 1996, there were 2,469,573 stock options outstanding to employees with expiration dates of February 7, 1997 through May 24, 2001 and 98,679 outstanding warrants to various people with expiration dates of September 1, 1996 through March 31, 2000.

On February 5, 1996, ETSI purchased, with the issuance of 539,130 shares of ETSI stock, the assets of Olympic Industries, Inc. of Pompano Beach, Florida, and incorporated these assets into a new corporation, ETS Liner, Inc., a wholly owned subsidiary of ETSW. ETSI entered into a repurchase agreement with Olympic Industries whereby the Company agreed to repurchase these shares of stock. See Note 7 to the audited consolidated financial statements for further details.
ETSI acquired certain laboratory assets of Dewberry and Davis, Inc. in Fairfax, Virginia on April 18, 1996 in exchange for 65,617 shares of ETSI common stock and incorporated these assets into the assets of ETSAS.

ETSI has an aggregate line of credit of $1,590,000 to accommodate the need for temporary working capital. As of May 31, 1996, $1,071,427 of the total line of credit was being utilized.
Major components of cash flow used in operating activities included the net loss for fiscal 1996 of $1,998,791 and an increase in accounts receivable of $310,839 which was offset by depreciation and amortization, a decrease in cost and estimated earnings in excess of billings on uncompleted contracts and an increase in accounts payable which resulted in net cash used in operating activities of $351,453. Cash flow provided by investing activities of $1,347,358 included proceeds from a sale/leaseback of equipment of $1,660,900 and sale of equipment of $36,940 less purchases of property, plant and equipment of $334,065 and patent costs incurred of $16,417. Major components of cash flow used in financing activities of $939,367 include the principal payments on long-term debt of $1,869,789 and reduction in credit line of $179,237, proceeds from notes payable to stockholder of $600,000 and proceeds from long-term debt of $344,465. The net cash and cash equivalents at May 31, 1996 was $121,713 compared to $65,175 at May 31, 1995.
Backlog at May 31, 1996 was $6,844,851 compared to $4,414,772 at May 31, 1995. ETS and ETSAS held open orders from various clients, including commercial clients as well as federal and state government agencies. If all the work under these open orders is authorized, the Company estimates that its backlog would increase by $1,181,866 to a total of $8,026,717 compared to open orders at May 31, 1995 of $4,234,275 to a total backlog of $8,649,047. This decrease in total backlog reflects the decrease in government activity. Most of ETSI's contracts are of short-term duration and are completed within a few months of the order or award. Certain contracts such as those from utilities are annual and are completed in stages against task orders. Government agencies often issue open orders for which subsequent task orders are issued. There are no conditions precedent to the issuance of task orders and they are issued pursuant to the specific orders of the client for the services. Experience shows that substantially all open orders ultimately result in task orders and at times have exceeded the amount of the open order. There can be no assurance that existing contracts or future contracts containing open orders will result in task orders covering the entire contractual amounts. ETSI is not aware of any significant unrecognized cost to complete any open contract.

Recently, ETS received a letter of intent to license the LEC technology from a subsidiary of Taiwan's largest and most prominent engineering firm. This firm provides a full range of architectural/engineering and construction services to utility and industrial power producers throughout Asia. Negotiations are in process which would involve a $50,000 technology transfer fee and a 4-6% royalty on a sales guarantee of $6,000,000. Initially the license will cover power projects in Taiwan. The firm has expressed interest in expanding the coverage to other Asian countries including China. In January 1996, ETSI entered into a collaborative agreement with Korea Cottrell, a firm for the manufacture and sale of the LEC to the Korean market. This firm is Korea's premier supplier of air pollution control systems. Marketing efforts have been initiated in eastern Europe where countries such as Poland, Hungary and the Czech Republic must address their air emissions to be considered for membership in the European Community.

Recent Accounting Developments

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," which is required to be adopted by the Company for the year ending May 31, 1997. Statement 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the adoption of this statement will not have a significant effect on its consolidated financial statements.

In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company believes the adoption of SFAS 123 will not have a significant effect on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements starting on page F-l for this information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
No disagreements exist with respect to accounting and financial disclosure.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth certain information concerning the directors and executive officers of ETSI. At the Annual Meeting of Shareholders held in October, 1995, the following individuals, were elected to serve as directors of ETSI. Billy H. Branch, who was appointed to fill the vacancy created by the death of Gary P. Greiner, resigned. All Directors hold office for a one year term or until their successors are elected and have qualified. The Officers serve at the discretion of the Boards of Directors.

     Name                       Position

John D. McKenna        President and a Director
John C. Mycock         Secretary, Treasurer and a Director
Coleman S. Lyttle      Director
Navin D. Sheth         Director
Lee A. Raver           Director
Thomas W. Marmon       Director
David F. Tompkins      Director

John D. McKenna (56 years old) has been President of ETSI since 1988, and serves as Chief Executive Officer of ETS and ETSAS. He was President of ETS from 1978 to 1991 and has been a Director of ETS since its incorporation in 1973. Dr. McKenna received his B.S. in Chemical Engineering from Manhattan College in 1961 and undertook graduate studies in mechanical engineering at the University of Bridgeport in 1962 and 1963. He received his M.S. in Chemical Engineering from Newark College of Engineering in 1968 and his M.B.A. from Rider College in 1974. In 1991, Dr. McKenna received his Ph.D. from Walden University, Minneapolis, MN. Dr. McKenna's expertise in air and water pollution control applications includes economic evaluation applications, pilot plant and fall scale studies of alternative pollution control techniques. He has written a textbook on air pollution technology and has authored or co-authored 31 publications on the subject of air pollution control. On May 1, 1992, Dr. McKenna was chosen by the Centennial Committee to Select Outstanding Engineering Graduates of Manhattan College School of Engineering as one of Manhattan College's Outstanding Engineering Graduates. He is a member of Tau Beta Pi, the National Honor Society of Engineering; the National Association of Environmental Professionals; and is listed in Who's Who in Engineering, Environmental Registry, Finance and Industry, the World and Science and Engineering. He is Past Chairman of the State of Virginia Advisory Board on air Pollution.

John C. Mycock (57 years old) has been an Officer and Director of ETSI since 1988 and serves as Secretary/Treasurer of ETS and Secretary of ETSAS. He has been an Officer and Director of ETS since 1979. He has had over twenty years experience in the field of air pollution control. Mr. Mycock currently is responsible for all preorder sales and marketing activities of ETS. He has been involved in start-up and testing of scrubbers, precipitators and fabric filters. His experience has been heavily oriented to utility boiler control systems for both particulate and sulfur oxide emissions. He is the author of a handbook of air pollution control, engineering and technology and the author or co-author of fifteen publications, primarily on the subject of fabric filters and baghouses. Mr. Mycock attended Mercer County Junior College and Trenton State College.
Coleman S. Lyttle (43 years old) has served as President of Lyttle since June, 1994. From 1982 to 1994, he was President of Stamie E. Lyttle Company, Inc. and Lyttle Utilities, Inc. From 1975 to 1982, he was Senior Estimator and Project Manager of Stamie E. Lyttle Company, Inc. Mr. Lyttle received his B.S. in Business Administration from Virginia Polytechnic and State University in 1975.

Navin D. Sheth (50 years old) has served as Executive Vice-President of Lyttle since June, 1994 and, since May, 1996, also served as Chief Operating Officer. From 1972 to May, 1994, he was associated with Stamie E. Lyttle Company, Inc. in the following capacities from 1982 to 1994 - Vice President-Finance; from 1979 to 1982 - Controller; from 1972 to 1979 - Operations Analyst. Mr. Sheth was Assistant Professor, Virginia College, Lynchburg, Virginia from 1971 to 1972. He received his B.S. in chemistry in 1967 from Bombay University and his MBA in 1971 from Atlanta University, Atlanta, Georgia.

Lee A. Raver (54 years old) has served as a Director of ETSI since its incorporation in 1987. His educational background includes a B.S. degree in Business Administration from University of Tennessee in 1966.
 For the past fifteen years, Mr. Raver has acted principally as a venture capitalist and private investor in multi-family real estate and emerging growth companies. He presently is president of Raver Realty, Inc., a real estate brokerage firm located in Richmond, VA, and a director of Claycomb Press, Inc., a private publishing company located in Chevy Chase, Maryland.

Thomas W. Marmon (64 years old), a retired businessman, became a director of ETSI in 1992. He has, since 1990, served as a Director of Ceres, Inc., an incentive motivation company. From 1989 to 1991, he was a Director of Western Canada Water, Vancouver, B.C., a bottled water company. From 1971 to 1987, he was a partner in Darinon, and from 1973 to 1984, he was President and a principal stockholder of Forest View Psychiatric Hospital, a provider of inpatient and outpatient psychiatric services. From 1981 to 1987, he was President and a principal stockholder of Comus, Inc., a consumer electronic manufacturer and distributor. The assets of these four Grand Rapids, Michigan-based businesses were sold upon the retirement of the principals from active participation.

David F. Tompkins (48 years old) has been President of ETSAS since its formation in 1990. From 1978 to 1990, he was employed by Centec for which he served as President from 1985. In his positions with ETSAS and, previously with Centec since 1985, he has been responsible for technical administration of the Inorganic Analytical section as well as strategy, policy and financial planning and control of business operations. From 1978 to 1985, his responsibilities included technical and administration of the laboratory operations as well as strategy, policy and financial operations. Mr. Tompkins received his B.S. in Geology from Kent State University in 1971, his B.A. in Chemistry from Kent State University in 1973 and his M.Ad. from Lynchburg College in 1985. He holds a patent and was the recipient of an IR 100 Award for 1984 on the PCB Field Test Kit of which he was a co-inventor.

Significant Employees

Arthur B. Nunn (44 years old), President of ETS, Inc., served as President of Air Compliance, Inc. until the acquisition of its assets by ETS in April, 1995. From 1981 to 1991, he was Vice-President of Scott Environmental Technology, Inc.; from 1978 to 1981, Department Manager, Environmental Engineering Division of TRW, Inc.; from 1977 to 1978, Monitoring Engineer for the Fairfax County Air Pollution Control Board; and from 1976 to 1977, Regional Chemist, Northern Virginia for the Virginia State Air Pollution Control Board. Mr. Nunn served in the Air Force from 1975 to 1976. His experience in the fields of air pollution control include consulting, modeling, engineering, permitting, regulatory development, sampling, analysis and impact evaluation. He is the author of numerous articles in the field of air toxics management and monitoring. Mr. Nunn received his B.S. in Chemistry from the Virginia Military Institute in 1975 and his M.S. in Environmental Science from George Washington University in 1978.
Edward D. Handel Ph.D. (46 years old) has, since 1990, served as Manager, Regulatory Assistance. He received his B.A. in Chemistry from Youngstown (Ohio) State University in 1972 and his Ph.D. in Chemistry from North Dakota State University in 1977. From 1981 to 1990, he was employed by Centec where he was responsible for the technical administration of the Organic Analytical and research and development section. From 1979 to 1981, he was an Assistant Professor at Virginia Polytechnic Institute on the Faculty of Chemistry. Dr. Handel directs activities related to environmental permitting, including performing air dispersion modeling using both measurement and computer techniques and the establishment of meteorological stations on plant sites required to collect data for modeling purposes. Dr. Handel also directs environmental audits and risk assessments.

Richard H. Snyder (60 years old) was owner and General Manager of Olympic Industries, Inc. from 1971 to 1966 until it sold certain assets relating to the Ultraliner technology to the Company. He continues as manager of the Florida-based operation. From 1970 to 1971, he was Director of Dadson, Inc. From 1967 to 1970, Mr. Snyder was Assistant to the Vice-President of Mississippi River Transmission Corporation. From 1965 to 1967, he was Assistant to the General Superintendent for the Standard Oil Company (Ohio). From 1958 to 1965, he was Project Engineer for Marathon Pipeline Company. Mr. Snyder earned his BSCE from Case Institute of Technology in 1958.

Item 11.  Executive Compensation.

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended May 31, 1996 to the President of the Company and to other Officers and Directors receiving greater than $100,000 in salary and bonus.


        SUMMARY COMPENSATION TABLE
      Annual Compensation                           Long Term Compensation
                                              Awards Payouts

(a)           (b)  (c)   (d)     (e)     (f)         (g)      (h)     (i)
Name and                          Other                               All
Principal          Salary Bonus   Annual  Restricted  Options LTIP    Other
Position      Year  ($)    ($)    Compen- Stock       SARs    Payouts Compen
                                  sation  Awards        #      ($)    sation
                                   ($)                                 ($)

John D.       1996 $93,783
Mckenna.
President
and
Chairman of
the Board

Coleman
Lyttle        1996 $150,943
President of
a subsidiary
and a Director

Aggregated Options Granted and Exercised in Last Fiscal Year and
Fiscal Year End Option/SAR Values
The following table sets forth certain information concerning the number of stock options held by the named Officers as of May 31, 1996.

                                       Number of
                                       Shares           Dollar value
                                       underlying       of unexercised
                                       unexercised      (in-the-money)
                                       options/warrants options/warrants
                                       on 05/31/96      on 5/31/96
                Number  Number of
                of      Options   Exer-         Non-             Non-
                Options Warrants  cise  Exer-   Exer-    Exer-   Exer
Name      Title Granted Exercised Price cisable cisable  cisable cisable

John D.
McKenna   Pres.                          120,000         $-0-

John C.   Sec/
Mycock    Treas.                          80,000         $-0-

David F.
Tompkins  Dir.                            66,604         $-0-

Lee A.
Raver     Dir.                           470,000         $-0-

Thomas W.
Marmon    Dir.                           120,000         $-0-

Coleman
S. Lyttle Dir                             20,000         $-0-

Navin D.
Sheth                                     20,000         $-0-



In addition, Coleman Lyttle will receive a bonus of $30,000 in the event, in any fiscal year, ETSW generates net pre-tax income of $100,000 or 1% of sales (whichever is lower); Navin Sheth will receive a $25,000 bonus in the event, in any fiscal year, ETSW generates net pre-tax income of 3% of sales.

Directors receive no fees or other compensation for acting as such. They are reimbursed for travel and other expenses related to their attendance at meetings of the directors. In June, 1996, each director received 20,000 nonstatutory stock options exercisable at the closing market price at the date of issue of $1.00 and expiring five years thereafter.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

(a) Securities Ownership of Certain Beneficial Owners.

As of July 31, 1996 the following persons were known by ETSI to own of record or beneficially more than five (5%) percent of the voting interests of ETSI.


Title of Class   Name and Address    Amount and Nature     Percent of
               of Beneficial Owner of Beneficial Ownership   Class

Common Stock   John D. McKenna          1,228,100             9.8%
               1401 Municipal Road, NW
               Roanoke, VA 24012

Common Stock   Roberta Greiner           1,276,000           10.2%
               5408 Setter Road
               Roanoke, VA 24012

Common Stock   Coleman S. Lyttle         1,091,334            8.7%
               2210 Belt Boulevard
               Richmond, VA 23224

Common Stock   Thomas W. Marmon          1,084,288            8.6%
               4390 Airwest Drive, SE
               Grand Rapids, MI 49512

Common Stock   Dr. Allen Kahn              971,834            7.7%
               2125 Evans Road
               Flossmore, IL 6042




1. Coleman S. Lyttle is the executor of the Estate of Stamie E. Lyttle and trustee of certain trusts created thereby. He is not a beneficiary of the estate or the beneficial owner of Shares owned by the estate or by any such trust.

(b) Security Ownership of Management.

John D. McKenna is an Officer and Director; Coleman S. Lyttle and Thomas W. Marmon are Directors of ETSI. Their ownership of ETSI's voting interests is stated above. In addition, as of July 31, 1996, the following Officers and/or Directors of ETSI own the number of Shares set forth after their names:


Title of        Name and Address         Amount and Nature     Percent of
 Class        of Beneficial Owner     of Beneficial Ownership    Class

Common Stock  John C. Mycock               336,450                2.7%
              1401 Municipal Road, NW
              Roanoke, VA 24012-1309

Common Stock  Lee A. Raver                 341,800                2.7%
              1788 Hungary Road
              Richmond, VA

Common Stock  David F. Tompkins              6,106                0.0%
              1401 Municipal Road, NW
              Roanoke, VA 24012-1309

Common Stock  Navin D. Sheth               532,208                4.2%
             2210 Belt Boulevard
              Richmond, VA 23224

Common Stock All Officers and             4,620,286              36.7%
             Directors as a group



*Calculation is based upon 12,580,733 Shares of Common Stock outstanding and does not include 267,934 Treasury Shares of ETSI, 539,130 Shares subject to a repurchase agreement related to the acquisition of certain assets of Olympic Industries, Inc. or Shares underlying the exercise of outstanding Options or Warrants (see Note 2 to Audited Consolidated Financial Statements).

Item 13. Certain Relationships and Related Transactions.

ETSI, through its subsidiaries, rents office and laboratory space from PDJ Associates, a partnership whose partners are Roberta Greiner, widow of Gary Greiner, formerly an officer and director of ETSI, and John D. McKenna, President, under a lease which terminates on December 31, 2000 and is subject to one renewal option for an additional period of five years. Pursuant to this lease, aggregate rent was $14,500 per month for the first year which commenced February 1, 1991 with annual increases of 5%.

On June 1, 1996, ETSW entered into a lease of its premises which are owned by the Estate of Stamie E. Lyttle at $10,500 per month for a period of one year with three one-year renewal options.

In February, 1996, the Company acquired the assets of Pipe-Liner
Installer Company for 226,087 Shares of Common stock to Olympic
Industries and 313,043 Shares to Richard Snyder, its president. The assets were placed in a subsidiary, ETSW, called ETS Liner, Inc.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
K.

(a) Documents filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.

See "Index to Consolidated Financial Statements" on page F-Index herein.

(2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.
       None.

3)  Exhibits
     See list on following page.

Exhibit                         Incorporated by Reference
No.     Description              or Filed Herewith

3(a)    Certificate of          Incorporated by reference to
        Incorporation           Exhibit 3(a) to the Registration
        as amended         Statement on Form S-18
                                filed 9-18-87 File No. 33-17326
                                (the "Registration Statement")

3(b)    By-Laws                 Incorporated by reference
                                to Exhibit 3(b) to the
                                Registration Statement

3(c)    By-Laws as amended        Incorporated by reference
                                to Exhibit 3(c) to the
                                Registration Statement

3(d)    Restated By-Laws        Incorporated by reference
                                to Exhibit 3(d) to the
                                Registration Statement
                                on Form 10, filed 11-22-91,
                                File Number 0-19678 ("Form 10")

4(a)    Stock Certificate       Incorporated by reference
                                to Exhibit 4(b) to the
                                Registration Statement

10(e) Lease between ETS, Inc. Incorporated by reference and PDJ Associates re: to Exhibit 28(y) to the Form 10
        1401 Municipal Road, NW,
        Roanoke, VA 24012


10(f)   Lease between ETS       Incorporated by reference
        Analytical Services,    to Exhibit 28(z) to the Form 10
        Inc. and PDJ Associates
        re: 1401 Municipal Road,
        NW, Roanoke, VA 24012


10(g)   Lease between ETS Water Filed herewith
        and Waste Management,
        Inc. and the Estate of
        Stamie E. Lyttle


23(e)   KPMG Peat Marwick LLP   Filed herewith
        Opinion to Financial
        Statements

(b) Reports on Form 8-K
      None.

(c) Exhibits
      See (a) 3. above.

(d) Financial Statement Schedules
      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                  ETS INTERNATIONAL, INC.
                     (Registrant)

                   By:  s/John D. McKenna
                        John D. McKenna
                        President and Principal
                        Executive Officer


                   By:  s/John C. Mycock
                        John C. Mycock
                        Secretary/Treasurer and
                        Principal Financial Officer

Dated: August 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the date(s) indicated.




s/John D. McKenna
John D. McKenna           Director       August 29, 1996

s/John C. Mycock
 John C. Mycock          Director       August 29, 1996

s/David F. Tompkins
 David F. Tompkins       Director       August 29, 1996

s/Coleman S. Lyttle
 Coleman S. Lyttle       Director       August 29, 1996

s/Navin D. Sheth
 Navin D. Sheth          Director       August 29, 1996

Lee A. Raver              Director

Thomas W. Marmon          Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ETS Water and Waste Management, Inc.
Richmond, Virginia:

We have audited the consolidated statements of income and retained earnings and cash flows of ETS Water and Waste Management, Inc., formerly Stamie E. Lyttle Co., Inc., Lyttle Utilities, Inc. and LPS Corp. for the year ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of ETS Water and Waste Management, Inc., formerly Stamie E. Lyttle Co., Inc., Lyttle Utilities, Inc. and LPS Corp. referred to above presents fairly, in all material respects, the results of their operations and their cash flows for the year ended May 31, 1994, in conformity with generally accepted accounting principles.



                         Keiter, Stephens, Hurst, Gary & Shreaves, P.C.



Richmond, Virginia
June 9, 1995

SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT. The registrant's fiscal year ended May 31, 1996. The registrant has set a date for its Annual Meeting of Stockholders of October 25, 1996. Four copies of all material to be mailed to stockholders with respect to such meeting will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be filed with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the registrant specifically incorporates such material by reference in any subsequent Form 10-K); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting, Information Statement with Schedules and/or Exhibits annexed thereto.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

May 31, 1996


           Page

Independent Auditors' Report                               F-1

Consolidated Balance Sheets as of May 31, 1996 and 1995    F-2 and F-3

Consolidated Statements of Income (Loss) - Years Ended May 31,
           1996, 1995 and 1994                             F-4

Consolidated Statements of Stockholders' Equity - Years Ended
           May 31, 1996, 1995 and 1994                     F-5

Consolidated Statements of Cash Flows - Years Ended May 31,
           1996, 1995 and 1994                             F-6 and F-7

Notes to Consolidated Financial Statements - May 31, 1996, 1995
           and 1994                                        F-8 to F-22

Independent Auditors' Report



The Board of Directors and Stockholders
ETS International, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of ETS International, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ETS International, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of loss, stockholders' equity and cash flows of ETS International, Inc. and Subsidiaries for the year ended May 31, 1994, prior to their restatement for the 1995 poolings-of-interests. Separate financial statements of other companies included in the 1994 restated consolidated statements of loss, stockholders' equity and cash flows were audited and reported on separately by other auditors. These other companies total contract revenues and net loss represented 68 percent and 62 percent of the respective restated totals for 1994. We also audited the combination of the accompanying consolidated statements of loss, stockholders' equity and cash flows for the year ended May 31, 1994, after restatement for the 1995 poolings-of-interests; in our opinion, such consolidated statements have been properly combined on the basis described in note 1 of the notes to the consolidated financial statements.

July 26, 1996

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
      Consolidated Balance Sheets
May 31, 1996 and 1995

Assets                                      1996              1995
Current assets:
 Cash and cash equivalents                $ 121,713           65,175
 Accounts receivable:
  Trade (net of allowance of $95,100
     in 1996 and $99,500 in 1995)         3,749,040        3,430,536
  U.S. Government agencies                   48,299           71,740
  Other                                     116,222          154,796
                                          _________        _________
                                          3,913,561        3,657,072

 Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                   878,348        1,017,889
 Notes receivable from officers              65,222          441,956
 Inventories                                550,728          527,823
 Prepaid expenses                           225,943          214,349
                                          _________        _________
Total current assets                      5,755,515        5,924,264
Property, plant and equipment:
 Furniture and fixtures                     943,685          890,744
      Laboratory equipment                2,651,970        2,512,487
      Tools and equipment                 2,773,615        3,567,280
      Vehicles                            1,539,868        1,216,407
      Leasehold improvements                757,555          751,739
                                          _________        _________
                                          8,666,693        8,938,657
      Less accumulated depreciation
    and amortization                      5,753,152        5,738,508
                                          _________        _________
Property, plant and equipment, net        2,913,541        3,200,149

Other assets:
    Goodwill (net of accumulated
      amortization of $11,048 in 1996
      and $911 in 1995)                     244,198          108,351
    Notes receivable from officers          292,919                -
    Prepublication costs (net of
      accumulated amortization of          $296,008                -
      in 1996 and $195,203 in 1995)         129,615          230,420
    Cash surrender value of life
      insurance, net                        116,283           95,687
    Patents granted (net of accumulated
      amortization of $26,319 in 1996
      and $20,227 in 1995)                   74,107           72,580
    Patents pending                          21,870           13,073
    Other                                   286,968           14,087
                                           ________           ______
                                          1,165,960          534,198
                                          _________          _______
                                        $ 9,835,016        9,658,611

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity         1996              1995
 Current liabilities:
 Bank overdraft                             $ 8,746           57,266
 Notes payable to banks                   1,071,427        1,250,664
 Notes payable to affiliates                348,625          301,159
 Current portion of long-term debt          378,779        1,608,150
 Accounts payable                         2,837,386        1,758,787
 Accrued expenses and other liabilities     626,894          485,104
                                          _________        _________
Total current liabilities                 5,271,857        5,461,130

Long-term debt                             660,133           867,817
Note payable to stockholder                600,000
Deferred gain on sale/leaseback          1,039,720
Common stock subject to repurchase
   agreement, 539,130 shares               775,000

Stockholders' equity:
 Common stock, no par value;
   authorized 20,000,000 shares;
   issued and outstanding
   12,580,733 and 12,437,416
   at May 31,1996 and 1995,
   respectively                          3,476,235        3,318,802
Retained earnings
 (accumulated deficit)                  (1,987,929)          10,862
                                         __________       _________
Total stockholders' equity               1,488,306        3,329,664

Commitments and contingencies
                                         __________       __________
                                       $ 9,835,016        9,658,611

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated States of Income (Loss)
Years Ended May 31, 1996, 1995 and 1994


                                         1996        1995         1994
Contract revenues:
 U.S. Government agencies            $ 487,257     520,037      825,035
 Commercial                         20,052,004  19,391,869   16,265,074
                                    __________   _________   __________
                                    20,539,261  19,911,906   17,090,109

Cost of goods and services          18,555,761  16,376,725   14,706,263
Selling, general and
 administrative expenses            3,622,064   3,038,565   2,972,371
                                     _________   _________    _________
                                   (1,638,564)    496,616     (588,525)

Interest income                        21,107      28,610       16,099
Interest expense                     (392,131)   (348,870)    (212,861)
Insurance proceeds                          -     304,044            -
Other, net                             10,797      22,266       83,895
                                    __________   ________     ________
Income (loss) before income taxes  (1,998,791)    502,666     (701,392)

Income tax expense                          -          -             -
                                    __________   _________
_________
Net income (loss)                $ (1,998,791)    502,666     (701,392)

Net income (loss) per common share:
Primary                               $ (.16)        .04      (.06)
Fully diluted                           ( 16)        .04        (.06)

Average shares of common stock used
  for above computation:
 Primary                           12,479,167  12,841,256   11,881,281
 Fully diluted                     12,479,167  12,841,256   11,881,281
________________________________________________________________________
See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended May 31, 1996, 1995 and 1994




                                                              Retained
                                                               Earnings

                                           Common Stock    (Accumulated
                                       Shares       Amount      Deficit)

Balances at May 31,1993              11,814,650   $ 2,764,513   209,588

Proceeds from issuance of
   common stock                          42,428        55,000         -
Proceeds from exercise of
   employee stock options                11,000         6,155         -
Proceeds from exercise of
   stock warrants                       121,045       102,287         -
Net loss                                                     (701,392)
                                      __________    _________  ________
Balances at May 31, 1994             11,989,123     2,927,955  (491,804)

Proceeds from issuance of
   common stock                           98,679      167,390         -
Repurchase of common stock              (216,809)    (437,000)        -
Issuance of common stock in
   connection with
   asset acquisition                     113,000      219,220         -
Proceeds from exercise of
   employee stock options                185,629      219,650
- -
Proceeds from exercise of
   stock warrants                        267,794      221,587   502,666
Net income
                                      __________    _________  ________
Balances at May 31, 1995             12,437,416    3,318,802    10,862

Issuance of common stock in
   connection with
   asset acquisition                     65,617        75,000         -
Proceeds from exercise of employee
    stock options                        77,700        82,433
Net loss                                                   (1,998,791)
                                     __________       _______  ________

Balances at May 31, 1996             12,580,733  $ 3,476,235 (1,987,929)
________________________________________________________________________
See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended May 31, 1996, 1995 and 1995
                                          1996       1995       1994
Cash flows from operating activities:
   Net income (loss)                $ (1,998,791)   502,666  (701,392)
Adjustments to reconcile
   net income (loss) to
   net cash used in operating
      activities:
   Depreciation and amortization         873,214    892,960    779,867
    Provision for bad debts               56,350      8,000     37,861
    Amortization of deferred gain on
      sale leaseback                    (177,512)         -          -
     (Gain) loss on sale of equipment     13,474       -    (17,028)

Increase or decrease in operating
   assets and liabilities:
  Accounts receivable                   (310,839)  (714,591) (544,960)
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                153,528   (546,400) (181,289)
    Inventories                            2,095   (155,871)  (15,322)
    Prepaid expenses                       2,235    (97,862)  (42,606)
    Cash surrender value of
      life insurance, net                (20,596)   (14,139)  (11,084)
    Other                                (65,000)    20,926    (5,553)
    Accounts payable                   1,078,599   (117,020)  307,237
    Accrued expenses and
      other liabilities                   41,790    (17,178)   58,988
                                         _______    _______   _______
Net cash used in operating activities   (351,453)  (238,509) (335,281)

Cash flows from investing activities:
    Purchases of property,
      plant and equipment               (334,065)  (940,898) (418,704)
    Prepublication costs                       -     (7,490)   (5,508)
    Patent costs incurred                (16,417)   (15,649)   (6,956)
    Cash received in acquisitions              -        915         -
    Proceeds from sale/leaseback
      of equipment                     1,660,900         -          -
    Proceeds from sale of equipment       36,940         -     21,487
    Other                                      -          -    (8,000)
                                         _______    _______   _______
Net cash provided by (used in)
    investing activities               1,347,358   (963,122) (417,681)


                                                       (Continued)

                                              1996       1995      1994
Cash flows from financing activities:
Bank overdraft increase (decrease)      $ (48,520)    57,266          -
Notes receivable from of ficers
  (increase) decrease                      83,815     (1,188)   (56,198)
Notes payable to banks increase
  (decrease)                             (179,237)   197,901    544,763
Notes payable to affiliates increase       47,466    101,347    199,812
Proceeds from note payable
  to stockholder                          600,000          -          -
Proceeds from long-term debt              344,465  1,731,291    450,171
Principal payments on long-term debt   (1,869,789)(1,301,056)  (793,226)
Proceeds from issuance of common stock     82,433    608,627    163,442
Repurchase of common stock                      -   (437,000)         -

Net cash provided by (used in)
  financing activities                   (939,367)   957,188    508,764
Increase (decrease) in cash and
  cash equivalents                         56,538   (244,443)  (244,198)
Cash and cash equivalents at
  beginning of year                        65,175    309,618    553,816
Cash and cash equivalents at
  end of year                           $ 121,713     65,175    309,618

Supplemental disclosures of cash flow information and noncash investing activities:

Interest paid on notes payable and long-term debt was $382,233, $361,794 and $193,537 for the years 1996, 1995 and 1994, respectively.
Capital lease obligations of $88,269, $399,572 and $157,028 were incurred during 1996, 1995 and 1994, respectively, under leases entered into for vehicles, furniture and fixtures, and laboratory equipment. During 1996, the Company acquired certain assets of two entities (see note 2) in exchange for 604,747 shares of its common stock. During 1995, the Company acquired the net assets of Air Compliance, Inc. (see note 2) in exchange for 113,000 shares of its common stock.

See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Significant Accounting Policies

       Currency

All references to dollars ($) are United States dollars unless otherwise denoted as Canadian (CDN).

       Principles of Consolidation

The consolidated financial statements include the accounts of ETS International, Inc. and its wholly-owned subsidiaries, ETS, Inc., ETS Analytical Services, Inc. and ETS Water and Waste Management, Inc. ("the Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Inventories

Inventories, consisting of raw materials and components used in testing equipment, are stated at the lower of cost (first-in, first-out method) or market.

       Long-term Contracts

Revenues on uncompleted long-term contracts are recorded using the percentageofcompletion method. Provisions are made for estimated losses at the time the losses are determinable. Revenues related to certain government contracts are subject to adjustments upon audit of costs by the government, with any such adjustments reflected in the accounting period in which determined. Billings are prepared according to specific terms of individual contracts. Contracts will generally provide for periodic payments as work is completed with final amounts due upon completion and acceptance of the project by the customer.

       Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.
Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)       (Continued)

Provisions for depreciation and amortization have been calculated under accelerated and straightline methods over the following estimated useful lives of the assets:

                                      Furniture and fixtures
 5 - 10 years
                                      Laboratory equipment
 5 - 10 years
                                      Tools and equipment
 5 - 10 years
                                      Vehicles
 3 -  5 years
                                      Leasehold improvements
 5 - 10 years

Property and equipment under capital leases are amortized on the straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful life of the improvement.

       Patents

The Company has incurred costs related to patent applications which have been or will be made. Costs related to patents granted are being amortized over a period of 17 years using the straightline method. Costs relating to patents pending are deferred until the patent is granted.

       Prepublication Costs

Prepublication costs related to the Company's production of textbooks and other training materials are stated at the lower of cost or market.
 These deferred costs are amortized over a period of 5 years from publication date using the straight-line method.

       Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straightline basis over periods not exceeding 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

       Research and Development

Research and development costs are charged to operations as incurred.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       (Continued)

       Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Earnings Per Share

Earnings per share have been computed on the basis of weighted average number of shares outstanding. Stock options and warrants have been included as common stock equivalents for the year ended May 31, 1995 and have been excluded for the years ended May 31, 1996 and 1994, due to their antidilutive effect on earnings per share.

       Licensing Agreements

The Company has licensing agreements with certain customers to sell proprietary products developed by the Company, including the Limestone Emission Control (LEC) System and the Dry Reactor. The Company is to receive amounts ranging from five percent to eight percent of gross sales as royalties for the sale of these proprietary products. Minimum royalty fees are recognized when due from the licensee based on product sales, training completion and terms of the license agreements. These agreements contain certain restrictive clauses requiring the licensees to meet minimum sales targets or the license agreement may be revoked at the Company's option. The LEC system incorporates some claims of a patent issued to the U.S. Department of Energy (DOE). Under terms of an agreement with the DOE, the Company is required to pay the DOE a royalty fee of one percent. No royalty fees or expenses were recognized by the Company for the years ended May 31, 1996, 1995 and 1994.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)       Business Combinations

On June 1, 1994, ETS International, Inc. acquired the common stock of Stamie E. Lyttle, Inc., Lyttle Utilities, Inc. and LPS, Inc. (the "Lyttle Companies") in exchange for 2,730,000 shares of ETS International, Inc.'s common stock. On January 19, 1995, ETS International, Inc. acquired the common stock of Environmental
Laboratories Incorporated   (ELI) in exchange for 183,600 shares of ETS
International, Inc.'s common stock. These acquisitions were accounted for by the poolingofinterests method and, accordingly, the consolidated financial statements include the operations of the Lyttle Companies and ELI for all periods presented. There were no material adjustments of the net assets of the Lyttle Companies or ELI as a result of adopting the same accounting practices as ETS International, Inc. and its subsidiaries.

The effects of the poolingsofinterests on previously reported operations is as follows:

                                      May 31, 1994
                                                      Originally
                           Reported       Mergers      Restated

Total contract revenue    $ 4,497,343   12,592,766 17,090,109
Net income (loss)           $ 102,158     (803,550)     (701,392)

On April 3, 1995, ETS International, Inc. acquired the net assets of Air Compliance, Inc. in exchange for 113,000 shares of ETS International, Inc.'s common stock. On February 5, 1996, ETS International, Inc. acquired certain assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETS International, Inc.'s common stock (see note 7). On April 18, 1996, ETS International, Inc. acquired certain laboratory assets of Dewberry and Davis, Inc. in exchange for 65,617 shares of ETS International, Inc. common stock. These acquisitions were accounted for as purchases; accordingly, the results of operations of the acquired entities are included in the consolidated financial statements only from the date of acquisition. Proforma results of operations are not presented because the effect is not material to the consolidated financial statements. The goodwill arising as a result of the excess of the purchase price over the fair value of net assets acquired is being amortized on a straightline basis over periods not exceeding 15 years.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)       (Continued)

The following table summarizes these acquisitions:

                                           1996      1995

Purchase price (604,747 and 113,000
  shares of stock issued in 1996
  and 1995, respectively)               $ 850,000   219,220

Accounts receivable                         2,000   130,230
Equipment                                 529,200    16,397
Franchise fee                             200,000         -
Other assets                               72,816     3,344
Accounts payable and other liabilities   (100,000)  (40,013)
                                         ________   _______
Net assets acquired
  (estimated fair value)                $ 704,016   109,958
                                         ________  ________
Excess of purchase price over
  fair value of net assets acquired
 (goodwill)                             $ 145,984   109,262


(3)       Accounts Receivable

A summary of the changes in the allowance for doubtful accounts follows:

                                    Years Ended May 31
                                 1996      1995      1994

Balances, beginning of year     99,500    91,500     53,994
Provision for bad debts         56,350     8,000     37,861
Accounts written off           (60,750)        -       (355)
                                _______   ______     ______
Balances, end of year         $ 95,100    99,500     91,500


The Company currently derives its primary contract revenues from domestic customers. During 1996, 1995 and 1994, there were a limited number of customers in Mexico, Canada and Taiwan. The Company is currently expanding its international sales efforts.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)       (Continued)

No single customer accounted for more than 5 percent of contract revenues for the year ended May 31, 1996. At May 31, 1996, one customer had an accounts receivable balance which exceeded 5 percent of total stockholders' equity. The accounts receivable balance of this customer was $273,562.

For the year ended May 31, 1995, the Company had contract revenues from two customers, each of which accounted for more than 5 percent of contract revenues, aggregating approximately $3,479,000 or 17 percent of contract revenues. These two customers had accounts receivable balances which exceeded 5 percent of total stockholders' equity. The accounts receivable balances for these customers totaled $755,004.

For the year ended May 31, 1994, the Company had contract revenues from two customers, each of which accounted for more than 5 percent of contract revenues, aggregating approximately $3,317,000 or 19 percent of contract revenues.

(4)       Notes Payable and Long-term Debt

Notes payable to banks consists of the following:

                                                   May 31
                                              1996      1995

$1,500,000 revolving line of credit,
  due on demand, bearing interest at
  the bank's prime rate plus 1/4%,
  which approximated 8.5% at May 31,
  1996, secured by accounts receivable,
  inventory, machinery, furniture and
  fixtures, intangibles and all other
  assets of the Company with a maximum
  of $100,000 not subject to borrowing
  base                                      $ 981,590  663,839

$500,000 line of credit, due on demand,
  bearing interest at prime plus 1/2%,
  secured by all assets of the Company              -  496,988

$90,000 line of credit, due on demand,
bearing interest at prime plus 2%,
which approximated 11% at May 31, 1996,
secured by certain equipment                    89,837    89,837
                                              ______    ______
                                         $ 1,071,427 1,250,664

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)       (Continued)

Long-term debt consists of the following:
$1,300,000 term note payable to bank,
  due August 1999, bearing interest at
  prime plus I %, paid in full
  during 1996                            $         -  1,105,000

Term note payable to finance company,
  due September 1997, bearing interest
  at 7.70%, paid in full during 1996         357,100

$250,000 term note payable to bank,
  due February 1998, bearing    interest
  at prime plus I %, which approximated
  10% at May 31, 1996, payable in
  monthly installments of $8,062,
  secured by certain equipment               154,889    225,783

$185,806 term note payable to finance
  company, due December 1999, bearing
  interest at 19.47%, payable in monthly
  installments of $6,350, secured by
  certain vehicles and equipment             153,761         -

$100,000 term note payable to finance
  company, due February 2001, bearing
  interest at 12.5%, payable in monthly
  installments of $2,658, secured by
  certain vehicles                            95,100

Installment loans with maturities to 1999,
  bearing interest at varying interest
  rates from 6.65% to 9.25%, payable in
  varying monthly installments of $402
  to $3,397 including interest, secured
  by vehicles and equipment                  175,175    186,849

Capital lease obligations, with
 maturities to 2001 (see note 5)             459,987        601,235
                                           _________  _________
                                           1,038,912      2,475,967
Less current maturities                       378,779     1,608,150
                                           _________  _________
                                           $ 660,133        867,817


Aggregate debt maturities for each of the next five years ending on May 31 is as follows: 1997, $378,779; 1998, $349,229; 1999, $221,439;
2000, $83,864 and 2001, $5,601, respectively.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)       Leases

Property, plant and equipment included the following amounts of assets under capital lease obligations:

                                          May 31,
                                      1996         1995

Furniture and fixtures              $ 221,057      221,057
Laboratory equipment                 987,960      899,691
Vehicles                              68,727       68,727
Leasehold improvements                30,437       30,437
                                   _________    _________
                                   1,308,181    1,219,912

Less accumulated amortization       (640,925)    (469,800)
                                    _________    ________
                                   $ 667,256      750,112


The capital lease payments were $246,527 in 1996, $219,418 in 1995 and $164,604 in 1994. Lease amortization is included in depreciation expense ($171,125 in 1996, $129,146 in 1995 and $100,727 in 1994).

Future minimum payments under capital and operating leases are as follows:
                                       Capital        Operating
                                       Leases           Leases

1997                                 $ 190,653        1,298,142
1998                                   149,021        1,034,801
1999                                   118,212          917,196
2000                                    57,292          622,259
2001                                     6,321          338,514
                                       _______         ________

                                       521,499       $4,210,912


Less amounts representing interest
  (9.6% - 16.5%)                       (61,512)

Present value of lease payments
  (including $182,491 classified
  as current)                        $ 459,987

Rent expense for operating leases of approximately $1,407,000, $682,000 and $625,000 was recognized for the years ended May 31, 1996, 1995 and 1994, respectively.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)       (Continued)

On October 25, 1995, the Company entered into a sale/leaseback agreement which provided for the sale and leaseback of certain equipment. This equipment, with a net book value of $443,668, was sold for $1,660,900 and was leased back to the Company for a 48month period at $39,015 per month. The resulting gain of $1,217,232 on the sale of equipment is being amortized over the life of the operating lease and has a remaining balance of $1,039,720 at May 31, 1996.


(6)       Income Taxes

The Company is in a net operating loss position, accordingly, no income tax expense has been recognized for the years ended May 31, 1996, 1995 and 1994.

Income tax expense differs from the amount computed by applying the statutory corporate tax rate of 34 percent to income (loss) before income taxes as follows:

                                             1996        1995
Expected federal income tax expense
   benefit)                               $(679,588)   170,906
Increase (decrease) resulting from:
   State income tax, net of
      federal income tax impact             (75,939)    12,112
   Life insurance proceeds                        -   (103,375)
   Travel and entertainment                  22,075     30,104
   Utilization of net operating
      loss carryforwards                          -   (105,085)
   Change in the beginning of
      the year balance of the valuation
      allowance for deferred tax assets     727,936   (11,021)
   Other                                      5,516     6,359
                                            _______   _______
Income tax expense                         $      -         -


The significant components of deferred income tax expense (benefit) for the years ended May 31, 1996 and 1995 are as follows:

                                               1996       1995
Deferred tax expense (benefit) exclusive
  of the decrease in the beginning of the
  year balance of the valuation allowance
  for deferred tax assets                  $ (727,936)    11,021
Utilization of net operating
  loss carryforwards                                 -   105,085
Expiration of investment tax credit
  carryforwards                                (8,760)   (26,956)
Increase (decrease) in beginning of the
  year balance of the valuation allowance
  for deferred tax assets                      736,696   (89,150)
                                              ________   ________
                                           $         -         -

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)       (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1996 and 1995 are presented below:

                                          1996        1995
Deferred tax assets:
  Net operating loss and tax
    credit carryforwards               $ 887,260     696,444
Deferred gain on sale/leaseback
    transaction due to accrual
    versus cash basis of accounting
    for financial reporting and
    tax purposes                         394,678           -
Other                                    164,478      59,238
                                         _______      ______

Total gross deferred tax assets        1,446,416     755,682
   Less valuation allowance           (1,123,746)   (387,050)
                                      ___________    ________
Net deferred tax asset                   322,670     368,632
                                      ___________    ________

Deferred tax liabilities:
   Accounts receivable and accounts
     payable, principally due to
     accrual versus cash basis of
     accounting for financia
     reporting and tax purposes          209,480     220,400
   Property, plant and equipment,
     principally due to difference
     in depreciation for financial
     reporting and tax purposes           94,800     124,930
   Other                                  18,390      23,302
                                         _______      ______

Total gross deferred tax liabilities     322,670     368,632
                                         _______     _______
Net deferred tax liability          $          -           -
____________________________________________________________

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and loss carryforwards in excess of the amount which can be offset by the reversal of future taxable items.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)       (Continued)

At May 31, 1996, the Company has loss carryforwards for income tax purposes of approximately $2,104,457 available to offset future taxable income. If not utilized, these loss carryforwards will expire as follows:

                       Expiration
                          Date

$   555,174               2003
  1,000,451               2008
    548,832               2010
  _________
$ 2,104,457


In addition, the Company has various tax credit carryforwards of approximately $88,000 which will expire between the years 1997 and 2000.


(7 )      Common Stock Subject to Repurchase Agreement

In connection with the Olympic Industries, Inc. asset acquisition (see note 2), the Company entered into a common stock repurchase agreement (the "repurchase agreement"). Under the repurchase agreement, the Company is obligated to repurchase at the stock price set forth in the Asset Purchase Agreement ($1.43 per share) up to onehalf of the issued shares on the first anniversary of the acquisition and up to onehalf of the issued shares on the second anniversary of the acquisition. Accordingly, the 539,130 shares issued in connection with the asset acquisition have been classified as common stock subject to repurchase at their aggregate repurchase price of $775,000. The Company may satisfy its obligation related to the shares subject to repurchase on the second anniversary upon the successful registration of the issued shares with the Securities and Exchange Commission (SEC). It is the Company's intention to complete this registration; however, upon completion it will be subject to final SEC approval.


(8)       Stock Options and Warrants

Pursuant to various stock option and stock warrant agreements, the Company has granted nontransferable options and warrants to acquire the Company's common stock to certain officers, directors, investors and employees of the Company and its subsidiaries. Options and warrants are granted at approximate fair market value based on the higher of the most recent tenday average price of the stock or the last day's closing price of the stock on the date of the grant.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)       (Continued)

The aggregate amount of shares under option pursuant to these agreements were as follows:

                         Number
                       of Shares Option Price Per Share
                       ________________________________
Options outstanding
   at May 31, 1993     611,568   $ 0.74 CDN to 2.35 CDN

Granted                908,500   $ 1.06 US to 1.75 US

Exercised              (11,000)  $  .74 CDN

Expired                (14,000)  $ 2.35 CDN and 1.06 US
                       ________

Options outstanding
   at May 31, 1994    1,495,068  $ 1.05 CDN to 2.35 CDN
                                   and 1.06 US to 1.75 US

Granted                 972,000  $ 1.69 US to 2.06 US

Exercised              (185,629) $ 1.05 CDN and 1.06 US
                                   to 1.37 US

Expired                  (3,350) $ 2.35 CDN and 1.37 US
                      __________

Options outstanding
   at May 31, 1995    2,278,089  $ 1.05 CDN to 2.35 CDN
                                   and 1.06 US to 2.06 US

Granted                 448,000  $ 1.00 US to 1.68 US

Exercised               (77,700) $ 1.05 CDN to 2.35 CDN
                                    and 1.06 US to 1.38 US

Expired                (178,816) $ 1.05 CDN to 2.35 CDN
                                 and 1.06 US to 1.88 US
                       _________

Options outstanding
   at May 31, 1996    2,469,573  $ 1.05 CDN to 2.35 CDN
                                   and 1.00 US to 2.06 US


Options exercisable at May 31, 1996 and 1995 approximated 1,800,000 and 1,700,000, respectively. Options generally become exercisable over a period not exceeding five years from the date of grant and warrants are exercisable upon issuance.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)       (Continued)

The aggregate amount of shares under warrant pursuant to these agreements were as follows:

                            Number
                          of Shares     Option Price Per Share

Warrants outstanding
     at May 31, 1993       459,090      $ 1.06 CDN to 1.50 CDN

Granted                     42,428      $ 1.60 US to 1.63 US

Exercised                 (121,045)     $ 1.06 CDN to 1.50 CDN

Expired                    (70,250)     $ 1.50 CDN
                          _________

Warrants outstanding
     at May 31, 1994       310,223      $ 1.60 US to 1.63 US and
                                          1.07 CDN to 1.23 CDN

Granted                     98,679      $ 1.60 US to 2.20 US

Exercised                 (267,794)     $ 1.07 CDN to 1.23 CDN
                          __________


Warrants outstanding
     at May 31, 1995       141,108      $ 1.60 US to 12.20

Granted                          -

Exercised                  (42,429)     $ 1.60 US to 1.63 US
                          __________
Warrants outstanding
     at May 31, 1996        98,679      $ 1.76 US to 2.20 US
____________________________________

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for StockBased Compensation (SFAS 123), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company believes the adoption of SFAS 123 will not have a significant effect on its consolidated financial statements.

(9)       Related Party Transactions

The Company and its subsidiaries lease various office space and laboratories from entities whose members include certain officers and directors of the Company. Rent expense under these operating leases approximated $405,000, $399,000 and $366,000 for 1996, 1995 and 1994,
respectively.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)       (Continued)

Other accounts receivable consists primarily of advances to officers, directors and other employees. At May 31, 1996 and 1995, $76,265 and $120,676, respectively, were the result of these advances.

The Company has notes receivable from officers of $358,141 and $441,956 as of May 31, 1996 and 1995, respectively. The notes bear interest at six percent. As of May 31, 1996, $65,222 is due on demand and $292,919 is due May 31, 1998.

The Company has notes payable to affiliates of $348,625 and $301,159 as of May 31, 1996 and 1995, respectively. These affiliates include certain partnerships and individuals whose members are officers and directors of the Company. The notes are due on demand and bear interest at six percent.

The Company has a note payable to a stockholder of $600,000 as of May 31, 1996, which is due November 1, 1997. The note bears interest at eleven percent, which is payable monthly.

During 1995, the Company received $304,044 of life insurance proceeds as a result of the death of one of its officers. Subsequent to the officer's death, the Company repurchased 216,809 shares from the estate of the officer. The shares repurchased included 100,000 shares exercisable under available options. The shares were repurchased at their approximate fair market value at the date of the officer's death.

(10)       Other Matters

The Company does not receive hazardous waste during the normal course of business. The Company does receive environmental samples for analysis; and, occasionally, in the process of analysis, small quantities of hazardous waste are generated. Such waste is stored in designated areas, lab packed for disposal, picked up by licensed hazardous waste contractors and transported to licensed disposal facilities. In addition to its laboratory activities, the Company is engaged in field testing. It is the Company's intention to conduct its operations in an effective, safe and prudent manner, and to ensure against potential risks. The Company carries workers' compensation insurance for its employees and insurance for any personal liability and injury which could occur to nonemployees and/or the property of others.

The Company is involved from time to time in litigation and environmental matters; however, it is the opinion of management that there are no matters currently existing which would have a material impact on the financial position or results of operations of the Company.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)       Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires the Company to disclose estimated fair values of its financial instruments. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, notes payable and longterm debt approximate fair value. The fair value of notes receivable is estimated by discounting the future cash flows at rates the Company would currently receive for similar notes receivable. The fair values of notes payable and longterm debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bank.

(12)       Fourth Quarter Adjustments

Significant adjustments to the fourth quarter for the year ended
May 31, 1996 included a charge of approximately $120,000 to adjust inventory to actual physical counts, $56,000 as a provision for bad debts based on specific reviews of customer accounts and a $52,000 charge to reduce prepublication costs to their estimated net realizable value in consideration of slower than anticipated textbook sales.

(13)       New Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Longlived Assets and for Longlived Assets to be Disposed of (SFAS 121). SFAS 121 requires companies to review longlived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this statement in fiscal 1997. The Company believes the adoption of this statement will not have a significant effect on its consolidated financial statements.

EXHIBIT 10(h)

Lease between ETS Water and Waste Management, Inc. and the Estate of Stamie E. Lyttle

LEASE

THIS LEASE made this 1st day of June, 1996, by and between ESTATE OF STAMIE E. LYTTLE ("lessor"), and ETS WATER AND WASTE MANAGEMENT, INC. ("lessee"), in consideratio of the mutual covenants and promises contained herein, the parties, intending to be legally bound hereby, do agree as follows:

1. Lessor leases to the lessee on the following terms and conditions, certain real estate, being a portion of that real estate, located at 2210 East Belt Boulevard, Richmond, Virginia (the property).

2. The terms of this lease is from June 1, 1996, through May 31, 1997. Lessee shall be entitled to three (3) successive renewals hereof, each for a term of one (1) year, upon the same terms and conditions as herein set forth. It is agree that unless lessee shall notify lessor not less than thirty (30) days prior to the expiration of the original term, or any renewal term, of its intention to terminate this lease, lessee shall be deemed to have exercised its option to renew this lease without additional notice. The rent for the term of the lease, including any renewals, shall be $10,500.00 per month, payable by the 10th day of the month. Lessee shall pay a late charge equal to 5% of the rent due for any payment not received by the 15th of the month. All improvements, of any nature, or character, made, or installed, on the property shall become the property of the lessor upon termination of this lease. Lessee shall make no such improvements without the prior written consent of the lessor. Such consent shall not constitute an agreement on the part of the lessor to be liable for the costs of such improvements and such improvements shall be made solely at the cost of the lessee. Such improvements shall also be made in compliance with any and all local, state or federal building codes and any other applicable codes, ordinances and regulations.

3. The lessee covenants with the lessor to pay the rent in the manner above stated, not to assign or sublet the premises, or any part thereof; and to leave the premises in good repair.

4. Lessee covenants that it will keep the property in good repair and will replace all glass and plate glass broken during the tenancy, Lessee shall be solely responsible for all maintenance and repairs of any kind or nature to the property or improvements thereon used by lessee.

5. Lessee hereby waives the benefit of the Homestead Exemption laws of the State of Virginia as to all obligations hereunder and agrees to pay all expenses incurred in the collecting same, including 25% attorneys fees in case the claim is placed with an attorney for collection.

6. This contract represents the final understanding between the parties; no representations shall be binding on the lessor or the lessee unless contained herein, and no agent of the lessor or the lessee has authority to change or modify any of the terms hereof except by writing endorsed hereon or attached hereto. The lessee has inspected the premises and agrees to accept the same, and the lessor is under no obligation to make any repairs to said premises during the period of this lease, or any renewals thereof, except as otherwise herein provided.

7. If the property or any part thereof be condemned by the public authorities, the lessor shall in no way be responsible for the resulting inconvenience or damage to the lessee, nor shall there by any reduction in rent; if upon such condemnation the demolition or removal of the magazines shall be required, the lease shall terminate without the lessor being in any way responsible on account whatsoever to the lessee.

8. Upon the breach of any covenants herein contained or the repudiation of the lease y the lessee, or the failure of the lessee to move into the premises a the beginning of the term, or the abandonment or vacation of the premises by the lessee, or the occurrence of any conduct on the part of the lessee which is deemed questionable or objectionable by the lessor, or the lessee being adjudicated bankrupt, or the appointment of a receiver or trustee of the lessee's property, the total rent herein provided for whether accrued or not, shall immediately become due and payable, and the lessor shall have the right to enter the premises at once, by force or otherwise, without being liable to any prosecution therefore, and to distrain for rent, and also to re-rent the [premises as agent for the lessee for the unexpired term and receive the rent therefore; or the lessor may at his option, immediately terminate this lease; providing that neither terminating this lease under this clause nor receiving possession of the premises shall deprive the lessor of an bother action or remedy against the lessee for possession, for rent, or for damages.

9. The failure of either party hereto to insist on the strict observance by the other party of any covenants herein contained shall in no way be construed as a waiver of a future breach of the same or other covenants.

10. The lessor shall not be liable for any damage to persons or property by, or from, gas, electricity, gasoline, fire, water, ice, snow, storm, sewage or any other cause. Lessee agrees to indemnify and hold harmless lessor against any and all claims or liabilities of any kind resulting from or arising our of the lessee's use of the property and improvements, or the construction of the improvements thereupon.

11. The less or shall have the right to enter the premises during reasonable business hours in order to examine the same, or to make such repairs or alternations as he shall desire for the safety or preservation of the premises, or to exhibit the same to prospective purchasers or tenants.

12. Any and all notices affecting this lease may be served y any party hereto, his agent or subagent, as effectively as if the same were served by a sheriff or other officer authorized by law to serve such notices.

13. Feminine and neuter pronouns as to be substituted for those of the masculine form, and the plural is to be substituted for the singular number in any place or places herein in which the context may require such substitution.

14. Lessor shall be responsible for payment of real estate taxes.

15. If lessor shall at any time during the initial and any renewal term hereof receive any bona fide offer to purchase the premises, it shall offer them to lessee at the same price, terms and conditions as that contained in such bona fide offer, Lessee shall have thirty (30) days from and after receipt thereof to decide whether or not to purchase the premises at such price. If lessee shall give notice of intent not to purchase or shall give no notice within the time herein limited, lessor may accept such offer and proceed with the same thereunder. If lessee notifies lessor or that it elects to purchase the premises at such price, the parties shall enter into a contact of purchase and sale forthwith. Such contract shall provide, among other things, for prorating taxes to date of closing and conveyance free and clear of easements, restrictions and encumbrances by General Warranty Deed, with English Covenants of Title, properly executed and in form for recording.

IN WITNESS WHEREOF, the parties have executed this lease this 1st day of June, 1996.

LESSOR:                                  LESSEE:

                                         ETS AND WASTE MANAGEMENT, INC.
Coleman Lyttle
________________________                 _______________________
Administrator for                        Navin D. Sheth
Estate of Stamie E. Lyttle               Executive Vice President

EXHIBIT 27



FINANCIAL DATA SCHEDULE

                                                              Exhibit 27

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Data Schedule

Year Ended May 31, 1996

(Unaudited)

(Dollars in Thousands Except Per Share Data)


This schedule contains summary financial information extracted from financial statements for the year ended May 31, 1996 and is qualified in its entirety by reference to such financial statements.
                                                  Year Ended
                                                May 31, 1996

Cash and cash items                                  $   122
Marketable securities                                      0
Notes and accounts receivable - trade                  3,892
Allowances for doubtful accounts                          95
Inventory                                                551
Total current assets                                   5,756
Property, plant and equipment                          8,667
Accumulated depreciation                              (5,753)
Total assets                                           9,835
Total current liabilities                              5,272
Bonds, mortgages and similar debt                      1,639
Preferred stock - mandatory redemption                     0
Preferred stock - no mandatory redemption                  0
Common stock                                           3,476
Other stockholders' equity                            (1,988)
Net sales of tangible products                             0
Total revenues                                        20,571
Cost of tangible goods sold                                0
Total costs and expenses
  applicable to sales and revenues                    22,178
Other costs and expenses                                   0
Provision for doubtful accounts and notes                 56
Interest and amortization of debt discount               392
Income before taxes and other items                   (1,999)
Income tax expense                                         0
Income/loss from continuing operations                (1,999)
Discontinued operations                                    0
Extraordinary items                                        0
Cumulative effect - changes in accounting principles       0
Net income or loss                                    (1,999)
Earnings per share - primary                           (0.16)
Earnings per share - fully diluted                     (0.16)


Amounts inapplicable or not disclosed as a separate line on the Balance Sheet or Statement of Loss are reported as 0 herein.