Form 10-Q
period 1996-08-31
ETS INTERNATIONAL INC
filed 1996-10-29
CIK 822367

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                         FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended AUGUST 31, 1996    Commission File No.00019678


                    ETS INTERNATIONAL, INC.
   (Exact name of registrant as specified in its charter)

        Virginia                               54-1414643
 State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)            Identification No.)

1401 Municipal Road, NW, Roanoke, Virginia      24012
    (Address)                                 (Zip Code)


Registrant's telephone number, including area code   (540) 265-0004


                         Not Applicable
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or subject to the filing requirements for at least the past 90 days.

                       Yes    x        No


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

      Class                           Number of Shares Outstanding

   Common Stock                              12,588,233

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ETS INTERNATIONAL,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                        AUGUST 31, 1996    MAY 31, 1996
ASSETS                                   (unaudited)        (audited)
Current assets:
  Cash and cash equivalents              $    83,460       $   121,713
  Accounts receivable:
    Trade (net of allowance of $89,031
      in 1997 and $95,100 in 1996          4,364,119         3,749,040
    U.S. Government agencies                  65,647            48,299
    Other                                    148,319           116,222
  Costs and estimated earnings in excess of
    billings on uncompleted contracts        953,827           878,348
  Notes receivable from officers              53,105            65,222
  Inventory                                  614,321           550,728
  Prepaid expenses                           251,529           225,943

        Total current assets               6,534,327         5,755,515

Property, plant and equipment:
  Furniture and fixtures                     955,620           943,685
  Laboratory equipment                     2,791,607         2,651,970
  Machinery, tools and equipment           2,813,527         2,773,615
  Vehicles                                 1,551,094         1,539,868
  Leasehold improvements                     758,729           757,555
        Total Property, plant & Equipment  8,870,577         8,666,693
  Less accumulated depreciation            5,942,209         5,753,152
          Property, plant and
            equipment, net                 2,928,368         2,913,541

Other assets:
  Goodwill (net of accumulated amortization
    of $15,302 in 1997 and $11,048 in 1966)  239,944           244,198
  Notes receivable from officers             292,919           292,919
  Prepublication costs (net of accumulated
    amortization of $302,668 in 1997 and
    $296,008 in 1996)                        122,955           129,615
  Patents granted (net of accumulated
    amortization of $27,919 in 1997 and
    $26,319 in 1996)                          73,934            74,107
  Patents pending                             22,741            21,870
  Cash value of life insurance               121,432           116,283
  Other assets                               272,086           286,968
                                           1,146,011         1,165,960


         Total assets                    $10,608,706       $ 9,835,016

LIABILITIES AND STOCKHOLDERS' EQUITY



                                       AUGUST 31, 1996     MAY 31, 1996
                                            (unaudited)       (audited)

Current liabilities:
  Bank overdraft                         $        --       $     8,746
  Notes payable to bank                    1,371,605         1,071,427
  Notes Payable to affiliates                456,567           348,625
  Current portion of long-term debt          437,422           378,779
  Accounts payable                         3,239,689         2,837,386
  Accrued expenses and other current
    liabilities                              600,441           626,894

          Total Current liabilities        6,105,724         5,271,857

Long-term debt                               568,912           660,133
Notes payable to stockholder                 600,000           600,000
Deferred gain on sale/leaseback              963,643         1,039,720
Common stock subject to repurchase
  agreement, 539,130 shares                  775,000           775,000

Stockholders' equity:
  Common stock, no par value; authorized
    20,000,000 shares; issued and outstanding
    12,588,233 and 12,580,733 at August 31,
    1996 and May 31, 1996, respectively     3,482,235         3,476,235
   Retained earnings (accumulated deficit)( 1,886,808)       (1,987,929)

Total stockholders' equity                  1,595,427         1,488,306



         Total liabilities and
            stockholders' equity          $10,608,706       $ 9,835,016

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



AUGUST 31,1996   AUGUST 31,1995
          (unaudited)      (unaudited)

Contract revenues:
  U.S. Government agencies                 $   151,009      $   170,744
  Commercial                                 6,088,979        4,866,948

          Total Revenues                     6,239,988        5,037,692


Cost of goods and services                   5,052,117        4,348,779

          Gross profits                      1,187,871          668,913


Selling, general and
  administrative expenses                    1,007,817          804,577

          Net operating income                 180,054     (    115,664)


Miscellaneous income                             9,033           12,613
Interest expense                          (     87,966)    (    100,195)



          Net income (loss)                $   101,121     ($   203,246)






Net Income (loss) per common share:
  Primary                                          .01             (.02)
  Fully diluted                                    .01             (.02)

Average shares of common stock used
  for the above calculation
    Primary                                  12,613,472       12,850,951
    Fully diluted                            12,613,472       12,850,951

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED AUGUST 31, 1996


                                                        Retained
                                                        Earnings
                                  Common Stock         Accumulated
                               Shares        Amount      (Deficit)
                             (unaudited)  (unaudited)   (unaudited)


Balances at May 31, 1996     12,580,733   $ 3,476,235 ($ 1,987,929)

Issuance of common stock          7,500         6,000
  for services

Net Income                                                 101,121

Balance at August 31, 1996   12,588,233   $ 3,482,235 ($ 1,886,808)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                              THREE MONTHS ENDED
                                         AUGUST 31,1996  AUGUST 31,1995
                                           (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income (loss)                         $  101,121    ($  203,246)

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            212,803        218,261
      Amortization of deferred gain on
        sale/leaseback                      (   76,077)

  Increase or decrease in operating assets
    and liabilities:
      Accounts receivable                    (  670,593)        62,267
      Costs and estimated earnings in excess of
        billings on uncompleted contracts    (   75,479)    (   97,766)
      Inventories                            (   63,593)    (  128,452)
      Prepaid expenses                       (   19,586)    (    8,821)
      Accounts payable                          402,303        225,237
      Accrued expenses and other liabilities (   26,453)    (   72,634)
         Cash surrender value-insurance,net  (    5,149)    (    5,240)
      Other Assets                                9,719         14,087
Net cash provided by (used in)
  operating activities                        ( 210,984)         3,693

Cash flows from investing activities:
Purchase of property, plant and equipment     ( 203,884)     ( 108,202)
  Patent Cost Incurred                        (   2,298)     (   4,362)
Net cash used in investing activities         ( 206,182)     ( 112,564)

Cash flows from financing activities:
  Bank overdraft                             (   8,746)     (  57,266)
  Notes receivable from officers
    (increase) decrease                         12,117          5,022
  Notes payable increase (decrease)            300,178         48,419
  Proceeds from long-term debt                  53,000         70,047
  Principal payments on long-term debt       (  85,578)      ( 98,816)
  Proceeds from issuance of common stock                       42,062
  Notes payable to affiliates increase         107,942         65,000
Net cash provided by financing activities      378,913         74,468

Decrease in cash and cash equivalents        (  38,253)     (  34,403)

Cash and cash equivalents at beginning of year 121,713         65,175
Cash and cash equivalents at end of period   $  83,460      $  30,772

   Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $87,966 and $100,195 for the three months ended August 31, 1996 and 1995 respect- ively. Capital lease obligations of $ 0 and $53,547 were incurred during the first quarter of fiscal 1997 and 1996 respectively for vehicles, furniture and fixtures and laboratory equipment.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.


NOTE B  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ETS International, Inc. and its wholly-owned subsidiaries, ETS, Inc., ETS Analytical Services, Inc. and ETS Water And Waste Management, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE C  EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share.


NOTE D  BUSINESS COMBINATION

(None)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


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

     ETSI has divided its revenues into four meaningful categories; (a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting /engineering - encompassing consulting and engineering services and educational areas; (c) products; and (d) construction.


First Quarter Fiscal 1997 Compared to First quarter Fiscal 1996

     Revenues for the first quarter of 1997 were $6,239,988 compared to $5,037,692 for the first quarter of fiscal 1996 for a 24% increase.

     Total testing service revenues were $1,402,653 for the current quarter for a 14% decrease from the revenues reported for the first quarter of fiscal 1996 of $1,635,975. Field testing revenues were $523,695 compared to $583,329 for the preceding first quarter. Six customers accounted for 54% of the field testing which included two utility power plants, three waste incinerator plants and an oil refinery. Field testing revenues were lower for the quarter mainly due to a deeper than normal seasonal dip that commonly occurs during early summer as customers vacations and maintenance shut-downs begin.

     Revenues for the analytical laboratory for the first quarter of fiscal 1997 were $787,284 compared to $818,671 for the same quarter of fiscal 1996 for a 4% decrease. This decrease occurred in the commercial sales and is primary attributable to delays in remediation site plan approvals by the EPA regions. Another factor is price erosion that has occurred on a national basis in the environmental contract laboratory markets. The laboratory anticipates that sales will improve in the second quarter of fiscal 1997 as a result of a Army Corps remediation project and a full schedule of sample shipments through the EPA Office of Water.

     Regulatory assistance revenues were down sharply to $71,874 from $184,604 revenues for the first quarter of fiscal 1996. This decrease included 29% decrease in the number of customers and with lower dollar value of the contracts completed. The major customer for the quarter was electronic testing equipment manufacturer for 34% of the regulatory assistance revenues. Revenues for monitoring were $19,800 compared to $$49,371 for the previous first quarter as its only customer was a chemical plant.

     Revenues for the first quarter of fiscal 1997 for consulting and engineering services were $83,935 compared to $164,565 for the first quarter of fiscal 1996 for a 49% decrease. Consulting service revenues were $3,282 compared to $83,206 for the first quarter of fiscal 1996 for a 96% decrease which was the result of completion of a contract with a government contractor consultant and the lack of a backlog of new contracts. Engineering services had revenues of $75,813 compared to $69,892 for the first quarter of fiscal 1996 for an 8% increase. An iron foundry contributed 81% of the engineering revenues. Revenues for sales of books for the current quarter were $4,175 compared to $10,776 the first quarter of fiscal 1996 and revenues for seminars for $665 compared to $691 for the first quarter of fiscal 1996.

     Product revenues for the first quarter were $6,239 which included BPM hardware sales to a filter media manufacturer compared to revenues for the first quarter of fiscal 1996 of $1,000.

     Total construction service revenues for the first quarter of fiscal 1997 were $4,747,161 compared to $3,236,152 for the first quarter of fiscal 1996 for a 47% increase. The increase was attributed to increases in the utility construction of 5% and the service department of 7%. Commercial work was also secured in both of these areas which added to the sales. ETS Liner, Inc., a subsidiary of ETSW had revenues of $923,209 or 19% of the total construction revenues.

     Gross profit for ETSI for the first quarter of fiscal 1997 was $1,187,871 for 19% of the revenues compared to $668,,913 or 13% of revenues for the fiscal 1996 first quarter. This increase in gross profit was the result of decreased cost as part of the Company's effort to reduce overhead.

     Selling, general and administrative expenses were $1,007,817 for the current quarter compared to $804,577 for the first quarter of fiscal 1996. The increased general and administrative cost includes the additions of the Florida office and Fairfax, Virginia office.

     Miscellaneous income for the first quarter of fiscal 1997 was $9,033 compared to $12,613 for the first quarter of fiscal 1996. Miscellaneous income for the quarter included earned interest from savings on deposit, rental of equipment and sale of scrap. Interest expense for the quarter was $87,966 compared to $100,915 for the first quarter of fiscal l996. Interest expense represents interest incurred for utilization of the credit line and interest paid in financing of capital equipment.

     The first quarter of fiscal 1997 produced a net income of $101,121 compared to a net loss of $203,246 for the first quarter of fiscal 1996.

Liquidity And Capital Resources As Of The End Of The First Quarter of Fiscal Year 1997

     Although revenues for some of the business segments were below the projections for the quarter, the testing service appears to be strong and steady for the second quarter. ETS has embarked upon a strong marketing effort to penetrate "compliance assistance" service to industrial clients. This is believed to be the new direction in which regulatory assistance activities are moving. The analytical laboratory anticipates sales will improve in the second quarter due to several factors, including the start-up of an Army Corps remediation project and a full schedule of sample shipments through the EPA Office of Water. ETSW has also received significant orders for two Ultraliner projects totaling in excess of $500,000.

     Working capital for ETSI include a credit line servicing ETS, ETSAS-Roanoke office and ETSW in Richmond, VA for an aggregate amount of $1,500,000 of which $1,371,605 was being utilized at August 31, 1996.

     Major components of cash flow used in operating activities included increase in accounts receivable of $670,593 which was offset by the net income, depreciation and an increase in accounts payable resulting in net cash used of $210,984. The net cash used in investing activities included the purchase of property, plant and equipment of $203,884 and patent cost of $2,298 for a total of $206,182. Net cash provided by financing activities for the quarter was $378,913. Major components included proceeds from the credit line of $300,178 and increase in notes payable to affiliates of $107,942 offset by principal payments on long-term debt of $85,578. Net cash and cash equivalents at the end of the first quarter of fiscal 1997 were $83,460.

     Backlog at August 31, 1996 was $5,609,988 compared to $5,045,918 at August 31, 1995. ETSI held open task orders from various clients, principally government agencies. If all the work under these open orders is authorized, the Company estimates that its backlog would increase by $1,727,201 to a total of $7,337,189. At the end of the first quarter of fiscal 1996, the Company held open orders of $4,229,369 for a total of $9,275,287. This decrease in total backlog reflects decreases mainly in government activity for testing services. New orders for the three months ending August 31, 1996 were $4,966,475 compared to the first quarter of fiscal 1996 of 5,571,075.

Most of ETSI's contracts are of short-term duration and are completed within a few months of the order or award. Certain contracts such as those from utilities are annual and are completed in stages against task orders. Government agencies often issue open orders for which subsequent task orders are issued. There are no conditions precedent to the issuance of task orders and they are issued pursuant to the specific orders of the client for the service. Experience shows that substantially all open orders ultimately result in task orders and at times have exceeded the amount of the open order. There can be no assurance that existing contracts or future orders containing open orders will result in task orders covering the entire contractual amounts. ETSI is not aware of any significant unrecognized cost to complete any open contract.

                PART II  OTHER INFORMATION



Item 1.  Legal Proceedings.

            None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security-Holders.

            None

Item 5.  Other Information.

            None

Item 6.  Exhibits and Reports on form 8-K

            None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ETS INTERNATIONAL, INC.
                                           Registrant


DATE:  October 15, 1996               BY: s/John D. Mckenna
                                            John D. McKenna
                                              President