Form 10-Q
period 1996-11-30
ETS INTERNATIONAL INC
filed 1997-01-17
CIK 822367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended NOVEMBER 30, 1996        Commission File No.00019678
-----------------------------------------------------------------------------

                           ETS INTERNATIONAL, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Virginia                                    54-1414643
-----------------------------------------------------------------------------
  State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)


1401 Municipal Road, NW, Roanoke, Virginia                 24012
-----------------------------------------------------------------------------
            (Address)                                    (Zip Code)


Registrant's telephone number, including area code  (540) 265-0004
-----------------------------------------------------------------------------


                               Not Applicable
-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year if
                         changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or subject to the filing requirements for at least the past 90 days.

                  Yes   [ x ]      No    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

        Class                            Number of Shares Outstanding

     Common Stock                                 13,355,949

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                              NOVEMBER 30, 1996   MAY 31, 1996
                                              -----------------   ------------
ASSETS                                           (unaudited)       (audited)
Current assets:
  Cash and cash equivalents                      $   164,237      $   121,713
  Accounts receivable:
    Trade (net of allowance of $89,031
      in 1997 and $95,100 in 1996                  4,009,146        3,749,040
    U.S. Government agencies                          90,765           48,299
    Other 152,837                                    116,222
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                871,625          878,348
  Notes receivable from officers                      53,027           65,222
  Inventory                                          706,081          550,728
  Prepaid expenses                                   277,088          225,943
                                                  ----------        ---------
        Total current assets                       6,324,806        5,755,515

Property, plant and equipment:
  Furniture and fixtures                             962,889          943,685
  Laboratory equipment                             2,782,679        2,651,970
  Machinery, tools and equipment                   2,896,368        2,773,615
  Vehicles                                         1,597,496        1,539,868
  Leasehold improvements                             780,658          757,555
                                                  ----------        ---------
                                                   9,020,090        8,666,693
  Less accumulated depreciation                    6,139,094        5,753,152
                                                  ----------        ---------
        Property, plant and
          equipment, net                           2,880,996        2,913,541

Other assets:
  Goodwill (net of accumulated amortization
    of $19,556 in 1997 and $11,048 in 1966)          235,690          244,198
  Notes receivable from officers                     292,919          292,919
  Prepublication costs (net of accumulated
    amortization of $309,327 in 1997 and
    $296,008 in 1996)                                116,296          129,615
  Patents granted (net of accumulated
    amortization of $29,520 in 1997 and
    $26,319 in 1996)                                  72,333           74,107
  Patents pending                                     32,426           21,870
  Cash value of life insurance                       126,580          116,283
  Other assets                                       265,423          286,968
                                                  ----------        ---------
                                                   1,141,667        1,165,960

                                                  ----------       ----------
                                                 $10,347,469      $ 9,835,016
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                              NOVEMBER 30, 1996   MAY 31, 1996
                                              -----------------   ------------
                                                 (unaudited)       (audited)
Current liabilities:
  Bank overdraft                                $        --      $     8,746
  Notes payable to bank                           1,256,722        1,071,427
  Notes Payable to affiliates                       424,990          348,625
  Current portion of long-term debt                 478,323          378,779
  Accounts payable                                3,109,326        2,837,386
  Accrued expenses and other current
    liabilities                                     652,400          626,894
                                                 ----------        ---------

      Total Current liabilities                   5,921,761        5,271,857

Long-term debt                                      473,257          660,133
Notes payable to stockholder                        100,000          600,000
Deferred gain on sale/leaseback                     887,566        1,039,720
Common stock subject to repurchase
  agreement, 539,130 shares                         775,000          775,000

Stockholders' equity:
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding
    13,355,949 and 12,580,733 at November 30,
    1996 and May 31, 1996, respectively           3,907,235        3,476,235
  Preferred stock, no par value; authorized
    5,000,000 shares, none issued @11/30/96               0                0
  Retained earnings (accumulated deficit)        (1,717,350)      (1,987,929)
                                                 ----------        ---------

  Total stockholders' equity                      2,189,885        1,488,306






                                                 ----------        ---------
                                                $10,347,469      $ 9,835,016
                                                 ==========        =========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                      NOVEMBER 30    NOVEMBER 30    NOVEMBER 30    NOVEMBER 30
                                         1996           1995           1996           1995
                                      -----------    -----------    -----------    -----------
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)

Contract revenues:
  U.S. Government agencies            $   107,312    $   124,600    $   258,321    $   295,344
  Commercial                            5,661,954      5,851,507     11,750,933     10,718,455
                                        ----------    ----------    -----------     ----------
                                        5,769,266      5,976,107     12,009,254     11,013,799

Cost of goods and services              4,744,316      5,106,026      9,796,433      9,454,805
                                       ----------     ----------    -----------     ----------
Gross profits                           1,024,950        870,081      2,212,821      1,558,994
Selling, general and
  administrative expenses                 782,443        746,025      1,790,260      1,550,602
                                       ----------     ----------     ----------     ----------

    Net operating income                  242,507        124,056        422,561          8,392

Miscellaneous income                        6,985         12,951         16,018         25,564
Interest expense                      (    80,034)   (   106,452)   (   168,000)    (  206,647)
                                       ----------     ----------     ----------     ----------
    Net income (loss)                 $   169,458    $    30,555    $   270,579    $(  172,691)
                                       ==========     ==========     ==========     ==========


Net Income (loss) per common share:
  Primary                             $       .01    $       .00     $      .02     $     (.01)
  Fully diluted                       $       .01    $       .00     $      .02     $     (.01)

Average shares of common stock used
  for the above calculation:
    Primary                            13,006,357     12,616,854     12,926,304     12,686,966
    Fully diluted                      13,006,357     12,616,854     12,926,304     12,686,966

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED NOVEMBER 30, 1996




                                                                     Retained
                                                                     Earnings
                                            Common Stock            Accumulated
                                         Shares        Amount        (Deficit)
                                       -----------   -----------    -----------
                                       (unaudited)   (unaudited)    (unaudited)
Balances at May 31, 1996                12,580,733   $ 3,476,235   ($ 1,987,929)

Issuance of common stock for services
  public relation services                   7,500         6,000

Net Income                                                              101,121
                                        ----------    ----------     ----------

Balances at August 31, 1996             12,588,233   $ 3,482,235   ($ 1,886,808)


Issuance of common stock to an
  affiliate in connection with
  the conversion of a debt                 833,333       500,000

Conversion of stock to cash
  in connection with an asset
  acquisition agreement                   ( 65,617)     ( 75,000)


Net Income                                                              169,458
                                        ----------    ----------     ----------

Balances at November 30, 1996           13,355,940   $ 3,907,235    $(1,717,350)
                                        ==========    ==========     ==========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                           THREE MONTHS ENDED
                                                  NOVEMBER 30, 1996   NOVEMBER 30, 1995
                                                  -----------------   -----------------
                                                     (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income (loss)                                  $   270,579        $(  172,691)

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      420,237            426,136
      Amortization of deferred gain on
        sale/leaseback                                (  152,154)                --

  Increase or decrease in operating assets
    and liabilities:
      Accounts receivable                             (  345,256)        (  515,313)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                  6,723         (   68,794)
      Inventories                                     (  155,353)        (  213,055)
      Prepaid expenses                                (   51,145)        (   76,431)
      Accounts payable                                   271,940            642,885
      Accrued expenses and other liabilities          (   49,494)        (   33,247)
      Cash surrender value of life insurance, net     (   10,297)        (   10,480)
      Other Assets                                        24,024             16,819
                                                       ---------          ---------
        Net cash provided by (used in)
          operating activities                           229,804         (    4,171)

Cash flows from investing activities:
  Purchase of property, plant and equipment           (  353,397)        (  176,783)
  Sale of property, plant and equipment                       --          1,664,650
  Patent Cost Incurred                                (   11,990)        (   10,050)
                                                       ---------          ---------
    Net cash provided by (used in) investing
      activities                                      (  365,387)         1,477,817

Cash flows from financing activities:
  Bank overdraft                                      (    8,746)        (   57,266)
  Notes receivable from officers (increase) decrease      12,195             19,046
  Notes payable increase (decrease)                      185,295         (  632,646)
  Proceeds from long-term debt                            53,000            255,853
  Principal payments on long-term debt                (  140,002)        (1,556,690)
  Proceeds from issuance of common stock                      --             42,062
  Notes payable to affiliates increase (decrease)         76,365         (   70,000)
  Proceeds from notes payable to stockholder                  --            600,000
                                                       ---------          ---------
    Net cash provided by (used in)
      financing activities                               178,107         (1,399,641)
                                                       ---------          ---------
Increase in cash and cash equivalents                     42,524             74,005

Cash and cash equivalents at beginning of year           121,713             65,175
                                                       ---------          ---------
Cash and cash equivalents at end of period           $   164,237        $   139,180
                                                       =========          =========
/TABLE

      Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $168,000 and $206,647 for the six months ended November 30, 1996 and 1995 respectively. Capital lease obligations of $ 0 and $53,547 were incurred during the second quarter of fiscal 1997 and 1996 respectively for vehicles, furniture and fixtures and laboratory equipment.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.


NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ETS
International, Inc. and its wholly-owned subsidiaries, ETS, Inc., ETS Analytical Services, Inc. and ETS Water And Waste Management, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share.


NOTE D--BUSINESS COMBINATION

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

      On June 1, 1994, ETSI merged with three related Richmond, Virginia firms, Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation, and consolidated them into its wholly owned subsidiary, ETS Water and Waste Management, Inc. (ETSW). The combination was effected through the issuance of 2,730,000 shares of ETSI common stock and has been accounted for as a pooling-of-interests. On January 19, 1995, ETSI merged a Richmond, Virginia firm, Environmental Laboratories, Inc., with its subsidiary, ETSAS, which increases ETSAS size by about 50% and makes ETSAS the largest environmental contract laboratory in the state of Virginia. This combination was effected through the issuance of 183,600 shares of ETSI common stock and is also accounted for as a pooling-of-interests. On
April 3, 1995, ETSI purchased, with the issuance of 113,000 shares of ETSI common stock, the assets of Air Compliance, Inc., a Pennsylvania Corporation, and incorporated these assets into the business of ETS. On February 5, 1996, ETSI acquired the assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETSI's common stock and incorporated these assets into a new wholly owned subsidiary of ETSW, ETS Liner, Inc. On April 18, 1996, ETSI acquired certain assets of Dewberry and Davis, Inc. in exchange of 65,617 shares of ETSI's common stock and incorporated these assets into ETSAS. These transactions are discussed further in Note 2 to the audited consolidated financial statements for the year ended May 31, 1996 ("fiscal 1996"). The transactions are anticipated to broaden the revenues and asset base of ETSI in coming years. The results of the operations for the fiscal years presented include the pooling-of-interests transactions as if they had been consummated at the beginning of the period presented while purchase transactions are reflected since the date of acquisition.

      ETSI has divided its revenues into four meaningful categories;
(a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting/engineering - encompassing consulting and engineering services and educational areas; (c) products; and
(d) construction.

Second Quarter Fiscal 1997 Compared to Second quarter Fiscal 1996

      Revenues for the second quarter of 1997 were $5,769,266 compared to $5,976,107 for the second quarter of fiscal 1996 for a 3% decrease. Revenues for the six month period ended November 30, 1996 were $12,009,254 compared to $11,013,799 for the same six months period for fiscal 1996 for a 9% increase in revenues.

      Total testing service revenues for the second quarter of fiscal 1997 were $1,261,116 compared to $1,653,492 for the second quarter of fiscal 1996 for a 24% decrease. Field testing revenues were $493,525 for the current quarter compared to $740,635 for the preceding first quarter. The level of activity for ETS was down in comparison to the same period for the prior year due to market dynamics. Major customers include two municipal waste incinerator plants, a particle board manufacturer, a medical waste incinerator plant and a cement plant for 40% of the field testing revenues.

      Revenues for the analytical laboratory for the second quarter of fiscal 1997 were $713,797 compared to $684,941 for the same quarter of fiscal 1996 for a 4% increase. Most of this increase was attributable to increased government contract activity which was $258,260 compared to $102,518 for the same period in fiscal 1996. Commercial laboratory sales remained sluggish for the current quarter due to further price erosion in the market and continued delay in final approval for site remediation projects. It is anticipated this will turn around in the latter part of the third quarter and the first part of the fourth quarter.

      Regulatory assistance revenue were down to $33,994 from $170,287 revenues for the second quarter of fiscal 1996. For the second quarter revenues were again down due to decrease in customers and a significant market down-turn. Major customers which accounted for 44% of the revenues were a medical waste incinerator plant, a railroad company, a steel manufacturer and a lime producer. Revenues for the second quarter of fiscal 1997 for monitoring were $19,800 compare to $57,629 for the second quarter of fiscal 1996 with its only customer being a chemical plant.

      Revenues for the second quarter of fiscal 1997 for consulting/engineering and seminar services were $183,068 compared to $28,816 for the second quarter of fiscal 1996 for 535% increase. Consulting and engineering service revenues were $159,484 compared to revenues of $12,016 for the second quarter of fiscal 1996 with an iron foundry being the major customer with 96% of the revenues. While the consultant services were down, the engineering services were significantly up due to more emphasis placed in building this area. Seminar revenues for the quarter were $18,582 compared to $16,800 for the second quarter of fiscal 1996 and revenues for sale of books were $5,002 for the current quarter.

      Product revenues for the second quarter were $52,347 compared to $1,250 for the second quarter of fiscal 1996. The current quarter revenues included $12,347 for sale of Baghouse Performance Monitoring (BPM) hardware and software and $40,000 received from a LEC licensing agreement with a engineering firm in Taiwan. Revenues for the second quarter of fiscal 1996 of $1,250 was for sale of BPM hardware.

      Total construction service revenues which includes ETS Liner, Inc., a subsidiary of ETS Water & Waste Management, Inc.,for the second quarter of fiscal 1997 were $4,272,735 compared to $4,292,549 for the second quarter of fiscal 1996. An increase in commercial and private construction and infrastructure activities was experienced and the bidding activity increased. A contract of great significance to the future growth and profitability in the ETSI infrastructure arena was received to install Ultraliner PVC Alloy Pipeliner TM in a Virginia county. This is the Company's first commercial trenchless rehabilitation of sanitary sewer lines in Virginia.

      Cost of goods and services for the second quarter were $4,744,316 representing 82% of the revenues compared to $5,106,026 or 85% of revenues for the second quarter of fiscal 1996. Gross profit for the second quarter of fiscal 1997 was $1,024,950 for 19% of the revenues compared to $870,0813 or 15% of revenues for the second quarter of fiscal 1996. This improvement in costs and profit is the result of an effort to improve the efficiency and profitability of the operating companies. Selling, general and administrative expenses were $782,443 for the current quarter compared to $746,025 for the second quarter of fiscal 1996.

      Miscellaneous income for the second quarter of fiscal 1997 was $6,985 compared to $12,951 for the second quarter of fiscal 1996. Miscellaneous income for the quarter included earned interest from savings on deposit and sale of miscellaneous equipment and scrap. Interest expense for the quarter was $80,034 compared to $106,452 for the second quarter of fiscal 1996. Interest expense represents interest incurred for utilization of the credit line and interest paid in financing of capital equipment.

      The second quarter of fiscal 1997 produced a net income of $169,458 for a six month total of $270,579 compared to net income for the second quarter of fiscal 1996 of $30,555 and six month loss of $172,691.


Liquidity And Capital Resources As Of The End Of The Second Quarter of Fiscal Year 1997

      ETSI achieved record revenues and improved earnings in the first half of fiscal 1997. In an effort to make each of the operating companies more efficient and improve profitability, management remains committed to increasing productivity while controlling cost.

      Working capital for ETSI include a credit line servicing ETS, ETSAS-Roanoke office and ETSW in Richmond, VA for an aggregate amount of $1,400,000 of which $1,256,722 was being utilized at November 30, 1996. On November 27, 1996 the Company sold shares of its common stock, no par value, to Thomas W. Marmon, a member of the Company's Board of Directors, in connection with the conversion by Mr. Marmon of $500,000 of ETS debt securities. The sale was made pursuant to a private placement under Section 4(2) of the Securities Act of 1933, and the shares acquired are deemed "restricted securities" subject to the holding period and other requirements of Rule 144 under the Securities Act.

      At November 30, 1996, net cash provided by operating activities of $229,804 of which the major component of activities included the net income of $270,579, depreciation of $420,237 and increase in accounts payable of $271,940 which was offset by amortization of deferred gain on sale/leaseback of $152,154, increase in accounts receivable of $345,256 and increase in inventory purchases of $155,353. The purchase of property, plant and equipment in the amount of $353,397 and incurred patent cost of $11,990 resulted in net cash used in investing activity of $365,387. Major components of net cash of $178,017 provided by financing activities include proceeds from credit line of $185,295, proceeds from long term debt of $53,000 and increase in notes payable to affiliates of $76,365 which was offset by payments on long term debt of $140,002. The net cash and cash equivalents at the end of the six month period which ended November 30, 1996 was $164,237 compared to $139,180 the same period at November 30, 1995.

      New orders received for the three months ending November 30, 1996 were $8,039,212 compared to the new orders received of $6,487,761 for the same three month period a year ago. The construction firm received a contract of great significance to the future growth and profitability of ETSI infrastructure arena from Henrico County to install Ultaliner PVC Alloy Pipeliner TM which is the first commercial trenchless rehabilitation of sanitary sewer lines in Virginia. Management continues to believe that this proprietary technique is the wave of future rehabilitation of storm and sewer lines. The domestic infrastructure market continues to improve; thus, management continues to seek to grow this part of the Company domestically both internally and via acquisitions. The domestic environmental markets continue to be flat; however, the Asian environmental markets are healthy; thus, our focus for environmental growth is overseas. We were especially pleased with the signing of E&C Engineering as our latest Taiwan Licensee of the LEC and are looking forward to an increase in licensing activity both in Taiwan and Korea.

      Backlog at November 30, 1996 was $7,685,243 compared to $5,528,661 at November 30, 1995 for a 39% increase. ETSI held open task orders from various clients, principally government agencies. If all the work under these open orders is authorized, the Company estimates that its backlog would increase by $1,192,371 to a total of $8,766,614 compared to $7,487,670 for the same period a year ago.

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

                        (PART II - OTHER INFORMATION)



Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities.

      On November 27, 1996 the Company sold shares of its common stock, no par value, to Thomas W. Marmon, a member of the Company's Board of Directors, in connection with the conversion by Mr. Marmon of $500,000 of ETS debt securities. The sale was made pursuant to a private placement under Section 4(2) of the Securities Act of 1933, and the shares acquired are deemed "restricted securities" subject to the holding period and other requirements of Rule 144 under the Securities Act.

Item 3.     Defaults upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security-Holders.

      On Friday October 25, 1996, at 10:00 a.m., at the annual meeting of Shareholders, the Shareholders of the Company voted on the following: (1) the election of directors of the Company for the following year; (2) the appointment of independent auditors for fiscal year 1997; (3) certain amendments to the Company's Articles of Incorporation which would increase the authorized number of shares from 20,000,000 shares of common stock no par value to 30,000,000 shares of common stock no par value and which would authorize the issuance of 5,000,000 shares of preferred stock without par value.

      The following directors were elected at the Annual Shareholders'
Meeting: John D. McKenna, John C. Mycock, Coleman S. Lyttle, Navin D. Sheth, David F. Tompkins, Thomas W. Marmon and Lee A. Raver. The following indicates the number of votes cast, in person or by proxy for each nominee:

                             For       Against      Abstain

     John D. McKenna     8,678,105          0        600
     John C. Mycock      8,678,105      1,300        600
     Coleman S. Lyttle   8,679,405          0        600
     Navin D. Sheth      8,678,105      1,300        600
     David F. Tompkins   8,679,405          0        600
     Thomas W. Marmon    8,679,405          0        600
     Lee A. Raver        8,678,105      1,300        600

     The Shareholders also approved the appointment of KPMG Peat Marwick as Independent Auditors for the Company for fiscal 1997. This proposal passed with 8,677,705 votes being cast in favor of the proposal (2,136,969 of which were votes cast by proxy); 300 votes being cast against the proposal (300 of which were votes cast by proxy); and 1,000 votes abstained from voting on the proposal (1,000 of which were votes cast by proxy).

     The Shareholders voted on amendments to the Articles of Incorporation of the Company as two proposals. First, the Shareholders voted on the proposal to increase the authorized number of shares from 20,000,000 shares of common stock no par value to 30,000,000 shares of common stock no par value. This proposal passed with 8,535,005 votes being cast in favor of the proposal (1,994,269 of which were votes cast by proxy); 38,800 votes being cast against the proposal (38,800 of which were votes cast by proxy); and 103,000 votes abstained from voting on the proposal (103,000 of which were votes cast by proxy). Next, the Shareholders voted on the proposal to authorize the issuance of 5,000,000 shares of preferred stock without par value. This proposal passed with 8,519,592 votes being cast in favor of the proposal (1,978,856 of which were votes cast by proxy); 52,313 votes being cast against the proposal (52,313 of which were votes cast by proxy); and 104,000 votes abstained from voting on the proposal (104,000 of which were votes cast by proxy).

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on form 8-K

            None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ETS INTERNATIONAL, INC.
                                   --------------------------------
                                         Registrant


DATE                               BY: s/John D. McKenna
      ------------------           ---------------------------------
                                         John D. McKenna
                                            President