Form 10-K/A
period 1996-05-31
ETS INTERNATIONAL INC
filed 1997-01-27
CIK 822367

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to
                                ---------      -----------
Commission File:  0-19678

                           ETS INTERNATIONAL, INC.
           (Exact Name of Registrant as Specified in its Charter)

            Virginia                                 54-1414643
  (State or other Jurisdiction              (IRS Employer Identification
  of Incorporation or Organization)         Number)


       1401 Municipal Road, NW
       Roanoke, VA                                   24012-1319
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

                           ETS INTERNATIONAL, INC.
                                 FORM 10-K/A
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

In February, 1993, ETS entered into a license agreement with U-Tah Industrial Company, Ltd. ("U-Tah") located in Taipei, Taiwan to market the LEC within Taiwan, R.O.C. The five year contract calls for U-Tah to provide ETS an up-front license fee, followed by 5% royalties on LEC system sales. In 1993, ETS opened an office in Taipei, to provide technical support to its licensees. In March, 1994, the first commercial sale of the LEC system was made through U-Tah to Shing Ming Metal Industrial Company, a plant near Taipei. The plant is modest in size, but represents, to ETS, an opportunity to prove the technology on a commercial basis. The LEC system was made operational in December, 1994 and has performed pursuant to its specifications to date. Management believes that this installation represents a breakthrough for future sales as it proves the LEC technology in ability to remove SO2 from smokestack emissions on a commercially viable basis as well as its reliability and its cost effectiveness.

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

USEPA award for source testing and method evaluation for stationary source emissions for a one year base period with a contract value of $637,629 and two additional one year options (total base contract value in the event the options are exercised, $2,300,000), completed 1992; USEPA award for chemical analytical services for multimedia multi- concentration inorganic (maximum contract value, $663,000), completed 1995;

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

Fiscal 1996

A combination of adverse weather conditions and lax enforcement of environmental regulations caused both ETS and ETSAS significant losses in fiscal 1996. Many particulate and chemical pollution testing programs were delayed because of the impossibility of collecting samples. In addition, lax enforcement cause delays in the fulfillment of long term testing programs. During this period, numerous competiting laboratories were forced out of business. ETS and ETSAS have increased the efficiency of their operations through automation and decreased employment. However, its cost savings activities followed the downward trend in both volume and price and the laboratories could not afford to cut to the extent that they could not fulfill the quality and quantity of testing required by their client base.
In the opinion of management, the adverse economic consequences of weather and legislative and enforcement hiatus have bottomed out and the laboratories have, once again, returned to profitability.

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

City of Richmond, awarded September, 1995, estimated completion in March, 1997 represents construction of a concrete drainage channel and the reconstruction of a storm drain system and related work. Total award is $1,353,252.

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

Stonehouse, Inc., a wholly-owned subsidiary of Chesapeake Corporation, involved the installation of 36" water line; this contract was the first phase of a 20-year development project. The first phase was successfully completed in March, 1996. Total contract amount was $770,000.

Ultraliner

In February, 1996, ETSI acquired certain assets of Olympic Industries, Inc., Pompano Beach, Florida, for 539,130 Shares of Common Stock. The assets were placed in a newly-formed corporation, ETSL, which became a wholly-owned subsidiary of ETSW.

Through the purchase of these assets, the Company entered the trenchless rehabilitation business throughout Florida and in Northern Virginia. The Company believes that the trenchless rehabilitation market will be a major growth area as the sewer and water lines in most urban areas throughout the world are wearing out. Over time, pipes get old and brittle causing breaks which lead inevitably to water leaks and the seepage of ground water into the pipes. In many cases, roots grow into pipes and entire sections of pipe are frequently missing.

The traditional method of repairing such pipe is by digging a trench above the pipe, removing the old pipe and replacing it with new pipe. The cost and time spent in avoiding environmental damage is great; and the disruption caused by digging up the old damaged lines and replacing them can be major. Since most older pipe is found in downtown areas, the adverse effects on traffic, air quality and the creation of ear splitting noise from jack hammers and earth moving equipment are exacerbated by the surrounding foot and vehicular traffic.

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

Fiscal Year 1996 Compared to Fiscal Year 1995

Revenues for fiscal 1996 were $20,539,261 compared to $19,911,906 for the year ended May 31, 1995 ("fiscal 1995") for a 3% increase.

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

                                              SUMMARY COMPENSATION TABLE
                        Annual Compensation                                     Long Term Compensation
                                                                                     Awards Payouts

(a)                      (b)    (c)         (d)       (e)            (f)       (g)       (h)          (i)
                                                           Other       Restricted                           All
Name and Principal                                         Annual        Stock   Options     LTIP          Other
  Position                Year   Salary ($)  Bonus ($) Compensation ($)  Awards   SARs #  Payouts ($)  Compensation($)

John D. Mckenna           1996     $93,783
President and Chairman
  of the Board

Coleman Lyttle            1996    $150,943
President of a
  subsidiary and
  a Director

Aggregated Options Granted and Exercised in Last Fiscal Year and Fiscal Year End Option/SAR Values The following table sets forth certain information concerning the number of stock options held by the named Officers as of May 31, 1996.

                                                               Number of
                                                                 Shares                    Dollar value
                                                               underlying                 of unexercised
                                                               unexercised                (in-the-money)
                                                            options/warrants             options/warrants
                                                               on 05/31/96                  on 5/31/96
                          Number   Number of
                            of      Options
                          Options  Warrants  Exercise
Name               Title  Granted  Exercised   Price    Exercisable  Nonexercisable  Exercisable  Nonexercisable
John D. McKenna    Pres.                                  120,000                       $-0-

John C. Mycock     Sec/Treas.                              80,000                       $-0-

David F. Tompkins  Dir.                                    66,604                       $-0-

Lee A. Raver       Dir.                                   470,000                       $-0-

Thomas W. Marmon   Dir.                                   120,000                       $-0-

Coleman S. Lyttle  Dir                                     20,000                       $-0-

Navin D. Sheth                                             20,000                       $-0-


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

Title of           Name and Address            Amount and Nature       Percent of
  Class           of Beneficial Owner       of Beneficial Ownership      Class
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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this Annual Report on Form 10-K:

      (1)   Financial Statements.

See "Index to Consolidated Financial Statements" on page F-Index herein.

      (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.
            None.

      (3)   Exhibits
            See list on following page.

Exhibit                                Incorporated by Reference
No.         Description                or Filed Herewith

3 (a)       Certificate of             Incorporated by reference to
            Incorporation              Exhibit 3(a) to the Registration
            as amended                 Statement on Form S-18 filed 9-18-87
                                       File No. 33-17326 (the "Registration
                                       Statement")

3 (b)       By-Laws                    Incorporated by reference to Exhibit
                                       3(b) to the  Registration Statement

3 (c)       By-Laws as amended         Incorporated by reference to Exhibit
                                       3(c) to the Registration Statement

3 (d)       Restated By-Laws           Incorporated by reference to Exhibit
                                       3(d) to the Registration Statement on
                                       Form 10, filed 11-22-91, File Number
                                       0-19678 ("Form 10")

4 (a)       Stock Certificate          Incorporated by reference to Exhibit
                                       4(b) to the Registration Statement

10 (e)      Lease between ETS, Inc.    Incorporated by reference
            and PDJ Associates re:     to Exhibit 28(y) to the Form 10
            1401 Municipal Road, NW,
            Roanoke, VA 24012


10 (f)      Lease between ETS          Incorporated by reference
            Analytical Services,       to Exhibit 28(z) to the Form 10
            Inc. and PDJ Associates
            re: 1401 Municipal Road,
            NW, Roanoke, VA 24012


10 (g)      Lease between ETS Water    Filed herewith
            and Waste Management,
            Inc. and the Estate of
            Stamie E. Lyttle


23 (e)      KPMG Peat Marwick LLP      Filed herewith
            Opinion to Financial
            Statements

(b)         Reports on Form 8-K
            None.

(c)         Exhibits
            See (a) 3. above.

(d)         Financial Statement Schedules
            None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto authorized.

                        ETS INTERNATIONAL, INC.
                              (Registrant)

                        By:   s/John D. McKenna
                              John D. McKenna
                              President and Principal
                              Executive Officer


                        By:   s/John C. Mycock
                              John C. Mycock
                              Secretary/Treasurer and
                              Principal Financial Officer

Dated:  January 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John D. McKenna
------------------------
  John D. McKenna             Director

s/John C. Mycock
------------------------
  John C. Mycock              Director

s/David F. Tompkins
-----------------------
  David F. Tompkins           Director

s/Coleman S. Lyttle
-----------------------
  Coleman S. Lyttle           Director

s/Navin D. Sheth
-----------------------
  Navin D. Sheth              Director

s/Lee A. Raver
-----------------------
Lee A. Raver                  Director

s/Thomas W. Marmon
-----------------------
Thomas W. Marmon              Director

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


                                                     KPMG Peat Marwick LLP


July 26, 1996

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
May 31, 1996 and 1995

Assets                                         1996        1995
                                               ----        ----
Current assets:
  Cash and cash equivalents                 $ 121,713      65,175
  Accounts receivable:
    Trade (net of allowance of $95,100
      in 1996 and $99,500 in 1995)          3,749,040   3,430,536
    U.S. Government agencies                   48,299      71,740
    Other                                     116,222     154,796
                                          -----------  ----------
                                            3,913,561   3,657,072
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts                                 878,348   1,017,889
  Notes receivable from officers               65,222     441,956
  Inventories                                 550,728     527,823
  Prepaid expenses                            225,943     214,349
                                          -----------  ----------
Total current assets                        5,755,515   5,924,264

Property, plant and equipment:
  Furniture and fixtures                      943,685     890,744
  Laboratory equipment                      2,651,970   2,512,487
  Tools and equipment                       2,773,615   3,567,280
  Vehicles                                  1,539,868   1,216,407
  Leasehold improvements                      757,555     751,739
                                          -----------  ----------
                                            8,666,693   8,938,657
  Less accumulated depreciation
    and amortization                        5,753,152   5,738,508
                                          -----------  ----------
Property, plant and equipment, net          2,913,541   3,200,149

Other assets:
  Goodwill (net of accumulated
    amortization of $11,048 in 1996
    and $911 in 1995)                         244,198     108,351
  Notes receivable from officers              292,919           -
  Prepublication costs (net of
    accumulated amortization of $296,008
    in 1996 and $195,203 in 1995)             129,615     230,420
  Cash surrender value of life
    insurance, net                            116,283      95,687
  Patents granted (net of accumulated
    amortization of $26,319 in 1996
    and $20,227 in 1995)                       74,107      72,580
  Patents pending                              21,870      13,073
  Other                                       286,968      14,087
                                          -----------  ----------
                                            1,165,960     534,198
                                          -----------  ----------
                                          $ 9,835,016   9,658,611
                                          ===========  ==========

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity           1996        1995
                                               ----        ----
Current liabilities:
    Bank overdraft                           $ 8,746       57,266
    Notes payable to banks                 1,071,427    1,250,664
    Notes payable to affiliates              348,625      301,159
    Current portion of long-term debt        378,779    1,608,150
    Accounts payable                       2,837,386    1,758,787
    Accrued expenses and other liabilities   626,894      485,104
                                           ---------    ---------
Total current liabilities                  5,271,857    5,461,130

Long-term debt                               660,133      867,817
Note payable to stockholder                  600,000            -
Deferred gain on sale/leaseback            1,039,720            -
Common stock subject to repurchase
  agreement, 539,130 shares                  775,000            -

Stockholders' equity:
  Common stock, no par value;
    authorized 20,000,000 shares;
    issued and outstanding 12,580,733
    and 12,437,416 at May 31,1996
    and 1995, respectively                 3,476,235    3,318,802
  Retained earnings
    (accumulated deficit)                 (1,987,929)      10,862
                                          ----------    ---------
Total stockholders' equity                 1,488,306    3,329,664





Commitments and contingencies
                                          ----------   ----------
                                         $ 9,835,016    9,658,611
                                          ==========   ==========


ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated States of Income (Loss)
Years Ended May 31, 1996, 1995 and 1994


                                          1996         1995        1994
                                          ----         ----        ----
Contract revenues:
  U.S. Government agencies              $ 487,257      520,037     825,035
  Commercial                           20,052,004   19,391,869  16,265,074
                                       ----------   ----------  ----------
                                       20,539,261   19,911,906  17,090,109

Cost of goods and services             18,555,761   16,376,725  14,706,263
Selling, general and
  administrative expenses               3,622,064    3,038,565   2,972,371
                                        ---------    ---------   ---------
                                       (1,638,564)     496,616    (588,525)

Interest income                            21,107       28,610      16,099
Interest expense                         (392,131)    (348,870)   (212,861)
Insurance proceeds                              -      304,044           -
Other, net                                 10,797       22,266      83,895
                                       ----------    ---------   ----------
Income (loss) before income taxes      (1,998,791)     502,666    (701,392)

Income tax expense                              -            -           -
                                       ----------   ----------  ----------

Net income (loss)                    $ (1,998,791)     502,666    (701,392)
                                       ==========   ==========  ==========

Net income (loss) per common share:
  Primary                                  $ (.16)         .04        (.06)
  Fully diluted                              (.16)         .04        (.06)

Average shares of common stock used
  for above computation:
    Primary                            12,479,167   12,841,256  11,881,281
    Fully diluted                      12,479,167   12,841,256  11,881,281


See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended May 31, 1996, 1995 and 1994




                                                                   Retained
                                                                   Earnings
                                            Common Stock       (Accumulated
                                    ---------------------------
                                         Shares       Amount       Deficit)
                                         ------       ------    -----------
Balances at May 31,1993                11,814,650  $ 2,764,513     209,588

Proceeds from issuance of
  common stock                             42,428       55,000           -
Proceeds from exercise of
  employee stock options                   11,000        6,155           -
Proceeds from exercise of
  stock warrants                          121,045      102,287           -
Net loss                                        -            -    (701,392)
                                       ----------    ---------   ---------
Balances at May 31, 1994               11,989,123    2,927,955    (491,804)

Proceeds from issuance of
  common stock                             98,679      167,390           -
Repurchase of common stock               (216,809)    (437,000)          -
Issuance of common stock in
  connection with asset
  acquisition                             113,000      219,220           -
Proceeds from exercise of
  employee stock options                  185,629      219,650           -
Proceeds from exercise of
  stock warrants                          267,794      221,587           -
Net income                                      -            -     502,666
                                       ----------    ---------   ---------
Balances at May 31, 1995               12,437,416    3,318,802      10,862

Issuance of common stock in
  connection with asset
  acquisition                              65,617       75,000           -
Proceeds from exercise of employee
  stock options                            77,700       82,433           -
Net loss                                        -            -  (1,998,791)
                                       ----------    ---------   ---------
Balances at May 31, 1996               12,580,733  $ 3,476,235  (1,987,929)
                                       ==========    =========   =========

See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended May 31, 1996, 1995 and 1995

                                             1996          1995        1994
                                             ----          ----        ----
Cash flows from operating activities:
  Net income (loss)                     $ (1,998,791)     502,666    (701,392)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation and amortization          873,214      892,960     779,867
      Provision for bad debts                 56,350        8,000      37,861
      Amortization of deferred gain on
        sale leaseback                      (177,512)           -           -
      (Gain) loss on sale of equipment        13,474            -     (17,028)

  Increase or decrease in operating
    assets and liabilities:
      Accounts receivable                   (310,839)    (714,591)   (544,960)
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                153,528     (546,400)   (181,289)
      Inventories                              2,095     (155,871)    (15,322)
      Prepaid expenses                         2,235      (97,862)    (42,606)
      Cash surrender value of
        life insurance, net                  (20,596)     (14,139)    (11,084)
      Other                                  (65,000)      20,926      (5,553)
      Accounts payable                     1,078,599     (117,020)    307,237
      Accrued expenses and
        other liabilities                     41,790      (17,178)     58,988
                                            --------     --------    --------
Net cash used in operating activities       (351,453)    (238,509)   (335,281)

Cash flows from investing activities:
  Purchases of property,
    plant and equipment                     (334,065)    (940,898)   (418,704)
  Prepublication costs                             -       (7,490)     (5,508)
  Patent costs incurred                      (16,417)     (15,649)     (6,956)
  Cash received in acquisitions                    -          915           -
  Proceeds from sale/leaseback
    of equipment                           1,660,900            -           -
  Proceeds from sale of equipment             36,940            -      21,487
  Other                                            -            -      (8,000)
                                            --------     --------    --------
Net cash provided by (used in)
  investing activities                     1,347,358     (963,122)   (417,681)

                                                       (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended May 31, 1996, 1995 and 1995
                                             1996          1995        1994
                                             ----          ----        ----
Cash flows from financing activities:
  Bank overdraft increase (decrease)       $ (48,520)      57,266           -
  Notes receivable from officers
    (increase) decrease                       83,815       (1,188)    (56,198)
  Notes payable to banks increase
    (decrease)                              (179,237)     197,901     544,763
  Notes payable to affiliates increase        47,466      101,347     199,812
  Proceeds from note payable
    to stockholder                           600,000            -           -
  Proceeds from long-term debt               344,465    1,731,291     450,171
  Principal payments on long-term debt    (1,869,789)  (1,301,056)   (793,226)
  Proceeds from issuance of common stock      82,433      608,627     163,442
  Repurchase of common stock                       -     (437,000)          -
					   ---------	---------    --------
Net cash provided by (used in)
  financing activities                      (939,367)     957,188     508,764
					   ---------	---------    --------
Increase (decrease) in cash and
  cash equivalents                            56,538     (244,443)   (244,198)

Cash and cash equivalents at
  beginning of year                           65,175      309,618     553,816
					   ---------	---------    --------
Cash and cash equivalents at
  end of year                              $ 121,713       65,175     309,618
					   =========	=========    ========

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

May 31, 1996, 1995 and 1994

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

      Long-term Contracts

      Revenues on uncompleted long-term contracts are recorded using the percentage-of-completion method. Provisions are made for estimated losses at the time the losses are determinable. Revenues related to certain government contracts are subject to adjustments upon audit of costs by the government, with any such adjustments reflected in the accounting period in which determined. Billings are prepared according to specific terms of individual contracts. Contracts will generally provide for periodic payments as work is completed with final amounts due upon completion and acceptance of the project by the customer.

      Property, Plant and Equipment

      Property, plant and equipment are stated on the basis of cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease.

                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)   (Continued)

      Provisions for depreciation and amortization have been calculated under accelerated and straight-line methods over the following estimated useful lives of the assets:

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

      Patents

      The Company has incurred costs related to patent applications which have been or will be made. Costs related to patents granted are being amortized over a period of 17 years using the straight-line method. Costs relating to patents pending are deferred until the patent is granted.

      Prepublication Costs

      Prepublication costs related to the Company's production of textbooks and other training materials are stated at the lower of cost or market. These deferred costs are amortized over a period of 5 years from publication date using the straight-line method.

      Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods not exceeding 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

      Research and Development

      Research and development costs are charged to operations as incurred.

                                                     (Continued)

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)   Business Combinations

      On June 1, 1994, ETS International, Inc. acquired the common stock of Stamie E. Lyttle, Inc., Lyttle Utilities, Inc. and LPS, Inc. (the "Lyttle Companies") in exchange for 2,730,000 shares of ETS International, Inc.'s common stock. On January 19, 1995, ETS International, Inc. acquired the common stock of Environmental Laboratories Incorporated (ELI) in exchange for 183,600 shares of ETS International, Inc.'s common stock. These acquisitions were accounted for by the pooling-of-interests method and, accordingly, the consolidated financial statements include the operations of the Lyttle Companies and ELI for all periods presented. There were no material adjustments of the net assets of the Lyttle Companies or ELI as a result of adopting the same accounting practices as ETS International, Inc. and its subsidiaries.

      The effects of the poolings-of-interests on previously reported operations is as follows:

                                               May 31, 1994
                                    ------------------------------------
                                     Originally
                                      Reported    Mergers     Restated
                                      --------    -------     --------
      Total contract revenue        $ 4,497,343  12,592,766   17,090,109
                                      =========  ==========   ==========
      Net income (loss)             $   102,158    (803,550)    (701,392)
                                      =========  ==========   ==========

      On April 3, 1995, ETS International, Inc. acquired the net assets of Air Compliance, Inc. in exchange for 113,000 shares of ETS International, Inc.'s common stock. On February 5, 1996, ETS International, Inc. acquired certain assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETS International, Inc.'s common stock (see note 7). On April 18, 1996, ETS International, Inc. acquired certain laboratory assets of Dewberry and Davis, Inc. in exchange for 65,617 shares of ETS International, Inc. common stock. These acquisitions were accounted for as purchases; accordingly, the results of operations of the acquired entities are included in the consolidated financial statements only from the date of acquisition. Proforma results of operations are not presented because the effect is not material to the consolidated financial statements. The goodwill arising as a result of the excess of the purchase price over the fair value of net assets acquired is being amortized on a straightline basis over periods not exceeding 15 years.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)   (Continued)

      The following table summarizes these acquisitions:

                                                1996         1995
                                                ----         ----
Purchase price (604,747 and 113,000 shares
   of stock issued in 1996 and 1995,
   respectively)                             $ 850,000      219,220
                                              ========     ========
Accounts receivable                              2,000      130,230
Equipment                                      529,200       16,397
Franchise fee                                  200,000            -
Other assets                                    72,816        3,344
Accounts payable and other liabilities        (100,000)     (40,013)
                                              --------     --------
Net assets acquired (estimated fair value)   $ 704,016      109,958
                                              ========     ========
Excess of purchase price over fair value
   of net assets acquired (goodwill)         $ 145,984      109,262
                                              ========     ========

(3)   Accounts Receivable

      A summary of the changes in the allowance for doubtful accounts follows:

                                          Years Ended May 31
                                          ------------------
                                    1996        1995       1994
                                    ----        ----       ----
Balances, beginning of year        99,500      91,500     53,994
Provision for bad debts            56,350       8,000     37,861
Accounts written off              (60,750)          -       (355)
                                  -------      ------     ------
Balances, end of year            $ 95,100      99,500     91,500
                                  =======      ======     ======

      The Company currently derives its primary contract revenues from domestic customers. During 1996, 1995 and 1994, there were a limited number of customers in Mexico, Canada and Taiwan. The Company is currently expanding its international sales efforts.
                                                     (Continued)

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

(4)   Notes Payable and Long-term Debt

      Notes payable to banks consists of the following:

                                                            May 31,
                                                            -------
                                                       1996        1995
                                                       ----        ----
$1,500,000 revolving line of credit, due on
  demand, bearing interest at the bank's
  prime rate plus 1/4%, which approximated
  8.5% at May 31, 1996, secured by accounts
  receivable, inventory, machinery,
  furniture and fixtures, intangibles and
  all other assets of the Company with a
  maximum of $100,000 not subject to
  borrowing base                                    $ 981,590     663,839

$500,000 line of credit, due on demand, bearing
  interest at prime plus 1/2%, secured by
  all assets of the Company                                 -     496,988

$90,000 line of credit, due on demand, bearing
  interest at prime plus 2%, which
  approximated 11% at May 31, 1996, secured by
  certain equipment                                    89,837      89,837
                                                   ----------   ---------
                                                  $ 1,071,427   1,250,664
                                                   ==========   =========

                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)   (Continued)

Long-term debt consists of the following:

                                                            May 31,
                                                            -------
                                                       1996        1995
                                                       ----        ----
$1,300,000 term note payable to bank, due
  August 1999, bearing interest at prime
  plus 1%, paid in full during 1996               $         -   1,105,000

Term note payable to finance company, due
  September 1997, bearing interest at 7.70%,
  paid in full during 1996                                  -     357,100

$250,000 term note payable to bank, due
  February 1998, bearing interest at prime
  plus 1%, which approximated 10% at May
  31, 1996, payable in monthly installments
  of $8,062, secured by certain equipment             154,889     225,783

$185,806 term note payable to finance company,
  due December 1999, bearing interest at
  19.47%, payable in monthly installments of
  $6,350, secured by certain vehicles and
  equipment                                           153,761           -

$100,000 term note payable to finance company,
  due February 2001, bearing interest at 12.5%,
  payable in monthly installments of $2,658,
  secured by certain vehicles                          95,100           -

Installment loans with maturities to 1999,
  bearing interest at varying interest rates
  from 6.65% to 9.25%, payable in varying
  monthly installments of $402 to $3,397
  including interest, secured by vehicles
  and equipment                                       175,175     186,849

Capital lease obligations, with maturities to
  2001 (see note 5)                                   459,987     601,235
                                                    ---------   ---------
                                                    1,038,912   2,475,967
Less current maturities                               378,779   1,608,150
                                                    ---------   ---------
                                                    $ 660,133     867,817
                                                    =========   =========

      Aggregate debt maturities for each of the next five years ending on May 31 is as follows: 1997, $378,779; 1998, $349,229; 1999, $221,439;
      2000, $83,864 and 2001, $5,601, respectively.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)   Leases

      Property, plant and equipment included the following amounts of assets under capital lease obligations:

                                                            May 31,
                                                            -------
                                                       1996        1995
                                                       ----        ----
Furniture and fixtures                             $ 221,057     221,057
Laboratory equipment                                 987,960     899,691
Vehicles                                              68,727      68,727
Leasehold improvements                                30,437      30,437
                                                   ---------   ---------
                                                   1,308,181   1,219,912
Less accumulated amortization                       (640,925)   (469,800)
                                                   ---------   ---------
                                                   $ 667,256     750,112
                                                   =========   =========

      The capital lease payments were $246,527 in 1996, $219,418 in 1995 and $164,604 in 1994. Lease amortization is included in depreciation expense ($171,125 in 1996, $129,146 in 1995 and $100,727 in 1994).

Future minimum payments under capital and operating leases are as follows:

                                                     Capital    Operating
                                                     Leases     Leases
                                                     -------    ---------
1997                                                $ 190,653   1,298,142
1998                                                  149,021   1,034,801
1999                                                  118,212     917,196
2000                                                   57,292     622,259
2001                                                    6,321     338,514
                                                    ---------  ----------
                                                      521,499  $4,210,912
                                                               ==========
Less amounts representing interest (9.6% -
  16.5%)                                             (61,512)
                                                    ---------
Present value of lease payments (including
  $182,491 classified as current)                   $ 459,987
                                                    =========

      Rent expense for operating leases of approximately $1,407,000, $682,000 and $625,000 was recognized for the years ended May 31, 1996, 1995 and 1994, respectively.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)   (Continued)

      On October 25, 1995, the Company entered into a sale/leaseback agreement which provided for the sale and leaseback of certain equipment. This equipment, with a net book value of $443,668, was sold for $1,660,900 and was leased back to the Company for a 48-month period at $39,015 per month. The resulting gain of $1,217,232 on the sale of equipment is being amortized over the life of the operating lease and has a remaining balance of $1,039,720 at May 31, 1996.

(6)   Income Taxes

      The Company is in a net operating loss position, accordingly, no income tax expense has been recognized for the years ended May 31, 1996, 1995 and 1994.

      Income tax expense differs from the amount computed by applying the statutory corporate tax rate of 34 percent to income (loss) before income taxes as follows:

                                                       1996        1995
                                                       ----        ----
Expected federal income tax expense benefit)       $(679,588)    170,906
Increase (decrease) resulting from:
  State income tax, net of federal income
    tax impact                                       (75,939)     12,112
  Life insurance proceeds                                  -    (103,375)
  Travel and entertainment                            22,075      30,104
  Utilization of net operating loss
    carryforwards                                          -    (105,085)
  Change in the beginning of the year
    balance of the valuation allowance
    for deferred tax assets                          727,936     (11,021)
  Other                                                5,516       6,359
                                                    --------    --------
Income tax expense                                 $       -           -
                                                    ========    ========

      The significant components of deferred income tax expense (benefit) for the years ended May 31, 1996 and 1995 are as follows:

                                                       1996        1995
                                                       ----        ----
Deferred tax expense (benefit) exclusive of
  the decrease in the beginning of the year
  balance of the valuation allowance for
  deferred tax assets                             $ (727,936)     11,021
Utilization of net operating loss carryforwards            -     105,085
Expiration of investment tax credit
 carryforwards                                        (8,760)    (26,956)
Increase (decrease) in beginning of the year
  balance of the valuation allowance for
  deferred tax assets                                736,696     (89,150)
                                                    --------    --------
                                                   $       -           -
                                                    ========    ========

                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)   (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1996 and 1995 are presented below:

                                                       1996        1995
                                                       ----        ----
Deferred tax assets:
  Net operating loss and tax credit
    carryforwards                                $   887,260     696,444
  Deferred gain on sale/leaseback transaction
    due to accrual versus cash basis of
    accounting for financial reporting and
    tax purposes                                     394,678           -
  Other                                              164,478      59,238
                                                 -----------    --------
Total gross deferred tax assets                    1,446,416     755,682
  Less valuation allowance                        (1,123,746)   (387,050)
                                                 -----------    --------
Net deferred tax asset                               322,670     368,632
                                                 -----------    --------
Deferred tax liabilities:
  Accounts receivable and accounts payable,
    principally due to accrual versus cash
    basis of accounting for financial
    reporting and tax purposes                       209,480     220,400
  Property, plant and equipment, principally
    due to difference in depreciation for
    financial reporting and tax purposes              94,800     124,930
  Other                                               18,390      23,302
                                                 -----------    --------

Total gross deferred tax liabilities                 322,670     368,632
                                                 -----------    --------
Net deferred tax liability                       $         -           -
                                                 ===========    ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and loss carryforwards in excess of the amount which can be offset by the reversal of future taxable items.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)   (Continued)

      At May 31, 1996, the Company has loss carryforwards for income tax purposes of approximately $2,104,457 available to offset future taxable income. If not utilized, these loss carryforwards will expire as follows:

                                                 Expiration
                                                       Date
                                                 ----------
                   $   555,174                         2003
                     1,000,451                         2008
                       548,832                         2010
                   -----------                    ---------
                   $ 2,104,457
                   ===========

      In addition, the Company has various tax credit carryforwards of approximately $88,000 which will expire between the years 1997 and 2000.


(7)   Common Stock Subject to Repurchase Agreement

      In connection with the Olympic Industries, Inc. asset acquisition (see note 2), the Company entered into a common stock repurchase agreement (the "repurchase agreement"). Under the repurchase agreement, the Company is obligated to repurchase at the stock price set forth in the Asset Purchase Agreement ($1.43 per share) up to one-half of the issued shares on the first anniversary of the acquisition and up to one-half of the issued shares on the second anniversary of the acquisition. Accordingly, the 539,130 shares issued in connection with the asset acquisition have been classified as common stock subject to repurchase at their aggregate repurchase price of $775,000. The Company may satisfy its obligation related to the shares subject to repurchase on the second anniversary upon the successful registration of the issued shares with the Securities and Exchange Commission (SEC). It is the Company's intention to complete this registration; however, upon completion it will be subject to final SEC approval.

(8)   Stock Options and Warrants

      Pursuant to various stock option and stock warrant agreements, the Company has granted nontransferable options and warrants to acquire the Company's common stock to certain officers, directors, investors and employees of the Company and its subsidiaries. Options and warrants are granted at approximate fair market value based on the higher of the most recent ten-day average price of the stock or the last day's closing price of the stock on the date of the grant.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)   (Continued)

      The aggregate amount of shares under option pursuant to these agreements were as follows:

                                        Number
                                       of Shares     Option Price Per Share
                                       ---------     ----------------------
Options outstanding at May 31, 1993      611,568      $ 0.74 CDN to 2.35 CDN

Granted                                  908,500      $ 1.06 US to 1.75 US

Exercised                                (11,000)     $  .74 CDN

Expired                                  (14,000)     $ 2.35 CDN and 1.06 US
-------------------------------------------------
Options outstanding at May 31, 1994    1,495,068      $ 1.05 CDN to 2.35 CDN
                                                      and 1.06 US to 1.75 US

Granted                                  972,000      $ 1.69 US to 2.06 US

Exercised                               (185,629)     $ 1.05 CDN and 1.06 US
                                                      to 1.37 US

Expired                                   (3,350)     $ 2.35 CDN and 1.37 US
-------------------------------------------------
Options outstanding at May 31, 1995    2,278,089      $ 1.05 CDN to 2.35 CDN
                                                      and 1.06 US to 2.06 US

Granted                                  448,000      $ 1.00 US to 1.68 US

Exercised                                (77,700)     $ 1.05 CDN to 2.35 CDN
                                                      and 1.06 US to 1.38 US

Expired                                 (178,816)     $ 1.05 CDN to 2.35 CDN
                                                      and 1.06 US to 1.88 US
-------------------------------------------------
Options outstanding at May 31, 1996    2,469,573      $ 1.05 CDN to 2.35 CDN
=================================================     and 1.00 US to 2.06 US

      Options exercisable at May 31, 1996 and 1995 approximated 1,800,000 and 1,700,000, respectively. Options generally become exercisable over a period not exceeding five years from the date of grant and warrants are exercisable upon issuance.
                                                     (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)   (Continued)

      The aggregate amount of shares under warrant pursuant to these agreements were as follows:


                                        Number
                                       of Shares     Option Price Per Share
                                       ---------     ----------------------
Warrants outstanding at May 31, 1993     459,090      $ 1.06 CDN to 1.50 CDN

Granted                                   42,428      $ 1.60 US to 1.63 US

Exercised                               (121,045)     $ 1.06 CDN to 1.50 CDN

Expired                                  (70,250)     $ 1.50 CDN
-------------------------------------------------
Warrants outstanding at May 31, 1994     310,223      $ 1.60 US to 1.63 US and
                                                      1.07 CDN to 1.23 CDN

Granted                                   98,679      $ 1.60 US to 2.20 US

Exercised                               (267,794)     $ 1.07 CDN to 1.23 CDN
-------------------------------------------------
Warrants outstanding at May 31, 1995     141,108      $ 1.60 US to 12.20

Granted                                        -

Exercised                                      -

Expired                                  (42,429)     $ 1.60 US to 1.63 US
-------------------------------------------------
Warrants outstanding at May 31, 1996      98,679      $ 1.76 US to 2.20 US
=================================================


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

(9)   Related Party Transactions

      The Company and its subsidiaries lease various office space and laboratories from entities whose members include certain officers and directors of the Company. Rent expense under these operating leases approximated $405,000, $399,000 and $366,000 for 1996, 1995 and 1994,
      respectively.
                                                     (Continued)

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

      The Company is involved from time to time in litigation and environmental matters; however, it is the opinion of management that there are no matters currently existing which would have a material impact on the financial position or results of operations of the Company.
                                                     (Continued)

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

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, notes payable and long-term debt approximate fair value. The fair value of notes receivable is estimated by discounting the future cash flows at rates the Company would currently receive for similar notes receivable. The fair values of notes payable and long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bank.

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

(13)  New Accounting Standard

      In March 1995, the Financial Accounting Standards Board issued
      Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS 121). SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt this statement in fiscal 1997. The
      Company believes the adoption of this statement will not have a significant effect on its consolidated financial statements.