Form 10-Q/A
period 1996-08-31
ETS INTERNATIONAL INC
filed 1997-01-27
CIK 822367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended AUGUST 31, 1996     Commission File No. 00019678


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

LIABILITIES AND STOCKHOLDERS' EQUITY


                                            AUGUST 31, 1996  MAY 31, 1996
                                              (unaudited)      (audited)
Current liabilities:
  Bank overdraft                            $        --     $     8,746
  Notes payable to bank                       1,371,605       1,071,427
  Notes Payable to affiliates                   456,567         348,625
  Current portion of long-term debt             437,422         378,779
  Accounts payable                            3,239,689       2,837,386
  Accrued expenses and other current
    liabilities                                 600,441         626,894

        Total Current liabilities             6,105,724       5,271,857

Long-term debt                                  568,912         660,133
Notes payable to stockholder                    600,000         600,000
Deferred gain on sale/leaseback                 963,643       1,039,720
Common stock subject to repurchase
  agreement, 539,130 shares                     775,000         775,000

Stockholders' equity:
  Common stock, no par value; authorized
    20,000,000 shares; issued and outstanding
    12,588,233 and 12,580,733 at August 31,
    1996 and May 31, 1996, respectively       3,482,235       3,476,235
  Retained earnings (accumulated deficit)   ( 1,886,808)     (1,987,929)

Total stockholders' equity                    1,595,427       1,488,306



        Total liabilities and
          stockholders' equity              $10,608,706     $ 9,835,016

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                            AUGUST 31, 1996 AUGUST 31, 1995
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

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED AUGUST 31, 1996


                                                             Retained
                                                             Earnings
                                     Common Stock           Accumulated
                                 Shares        Amount        (Deficit)
                               (unaudited)   (unaudited)    (unaudited)

Balances at May 31, 1996        12,580,733   $ 3,476,235   ($ 1,987,929)

Issuance of common stock
  for services                       7,500         6,000

Net Income                                                      101,121

Balance at August 31, 1996      12,588,233   $ 3,482,235   ($ 1,886,808)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     THREE MONTHS ENDED
                                               AUGUST 31, 1996 AUGUST 31, 1995
                                                 (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income (loss)                              $  101,121    ($  203,246)

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 212,803        218,261
      Amortization of deferred gain on
        sale/leaseback                           (   76,077)

  Increase or decrease in operating assets
    and liabilities:
      Accounts receivable                        (  670,593)        62,267
      Costs and estimated earnings in excess of
        billings on uncompleted contracts        (   75,479)    (   97,766)
      Inventories                                (   63,593)    (  128,452)
      Prepaid expenses                           (   19,586)    (    8,821)
      Accounts payable                              402,303        225,237
      Accrued expenses and other liabilities     (   26,453)    (   72,634)
        Cash surrender value-insurance, net      (    5,149)    (    5,240)
      Other Assets                                    9,719         14,087
Net cash provided by (used in)
  operating activities                            ( 210,984)         3,693

Cash flows from investing activities:
Purchase of property, plant and equipment         ( 203,884)     ( 108,202)
  Patent Cost Incurred                            (   2,298)     (   4,362)
Net cash used in investing activities             ( 206,182)     ( 112,564)

Cash flows from financing activities:
  Bank overdraft                                  (   8,746)     (  57,266)
  Notes receivable from officers
    (increase) decrease                              12,117          5,022
  Notes payable increase (decrease)                 300,178         48,419
  Proceeds from long-term debt                       53,000         70,047
  Principal payments on long-term debt            (  85,578)      ( 98,816)
  Proceeds from issuance of common stock                            42,062
  Notes payable to affiliates increase              107,942         65,000
Net cash provided by financing activities           378,913         74,468

Decrease in cash and cash equivalents             (  38,253)     (  34,403)

Cash and cash equivalents at beginning of year      121,713         65,175
Cash and cash equivalents at end of period        $  83,460      $  30,772

     Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $87,966 and $100,195 for the three months ended August 31, 1996 and 1995 respectively. Capital lease obligations of $ 0 and $53,547 were incurred during the first quarter of fiscal 1997 and 1996 respectively for vehicles, furniture and fixtures and laboratory equipment.

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

      Regulatory assistance revenues were down sharply to $71,874 from $184,604 revenues for the first quarter of fiscal 1996. This decrease included 29% decrease in the number of customers and with lower dollar value of the contracts completed. The major customer for the quarter was electronic testing equipment manufacturer for 34% of the regulatory assistance revenues. Revenues for monitoring were $19,800 compared to $49,371 for the previous first quarter as its only customer was a chemical plant.

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

      Gross profit for ETSI for the first quarter of fiscal 1997 was $1,187,871 for 19% of the revenues compared to $668,913 or 13% of revenues for the fiscal 1996 first quarter. This increase in gross profit was the result of decreased cost as part of the Company's effort to reduce overhead.

      Selling, general and administrative expenses were $1,007,817 for the current quarter compared to $804,577 for the first quarter of fiscal 1996. The increased general and administrative cost includes the additions of the Florida office and Fairfax, Virginia office.

      Miscellaneous income for the first quarter of fiscal 1997 was $9,033 compared to $12,613 for the first quarter of fiscal 1996. Miscellaneous income for the quarter included earned interest from savings on deposit, rental of equipment and sale of scrap. Interest expense for the quarter was $87,966 compared to $100,915 for the first quarter of fiscal 1996. Interest expense represents interest incurred for utilization of the credit line and interest paid in financing of capital equipment.

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

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on form 8-K

            None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ETS INTERNATIONAL, INC.
                                          Registrant


DATE:  January 20, 1997             By:   s/John D. Mckenna
                                          --------------------------
                                          John D. McKenna
                                          President