Form 10-Q
period 1997-02-28
ETS INTERNATIONAL INC
filed 1997-04-14
CIK 822367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended FEBRUARY 28, 1997         Commission File No.00019678
----------------------------------------------------------------------------

                            ETS INTERNATIONAL, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Virginia                            54-1414643
----------------------------------------------------------------------------
      State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


1401 Municipal Road, NW, Roanoke, Virginia               24012
----------------------------------------------------------------------------
                 (Address)                             (Zip Code)


Registrant's telephone number, including area code    (540) 265-0004
----------------------------------------------------------------------------


                                Not Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                        Yes      x        No
                              --------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Class                                     Number of Shares Outstanding
-----------------------------                   ----------------------------
   Common Stock                                          13,858,488

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                             FEBRUARY 28, 1997   MAY 31, 1996
                                             -----------------   ------------
                                                 (unaudited)       (audited)
ASSETS
------
Current assets:
  Cash and cash equivalents                     $    49,646      $   121,713
  Accounts receivable:
    Trade (net of allowance of $89,031
      in 1997 and $95,100 in 1996)                3,818,426        3,749,040
    U.S. Government agencies                         55,349           48,299
    Other                                           235,951          116,222
  Costs and estimated earnings in excess of
    billings on uncompleted contracts               753,650          878,348
  Notes receivable from officers                     61,674           65,222
  Inventory                                         969,091          550,728
  Prepaid expenses                                  283,085          225,943
                                                 ----------       ----------
         Total current assets                     6,226,872        5,755,515

Property, plant and equipment:
  Furniture and fixtures                            974,959          943,685
  Laboratory and equipment                        2,816,785        2,651,970
  Machinery, tools and equipment                  2,975,310        2,773,615
  Vehicles                                        1,834,861        1,539,868
  Leasehold improvements                            785,923          757,555
                                                 ----------       ----------
                                                  9,387,838        8,666,693
  Less accumulated depreciation                   6,284,096        5,753,152
                                                 ----------       ----------
         Total property, plant and
           equipment, net                         3,103,742        2,913,541

Other assets:
  Goodwill (net of accumulated amortization
    of $23,417 in 1997 and $11,048 In 1996)         231,828          244,198
  Notes receivable from officers                    292,919          292,919
  Prepublication costs (net of accumulated
    amortization of $315,987 in 1997 and
    $296,008 in 1996)                               109,636          129,615
  Patents granted (net of accumulated
    amortization of $31,216 in 1997 and
    $26,319 in 1996)                                 76,904           74,107
  Patents pending                                    39,085           21,870
  Cash value of life insurance                      131,729          116,283
  Other assets                                      258,760          286,968
                                                 ----------       ----------
         Total other assets                       1,140,861        1,165,960
                                                -----------       ----------
                                                $10,471,475      $ 9,835,016
                                                ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY





                                             FEBRUARY 28, 1997   MAY 31, 1996
                                             -----------------   ------------
                                                 (unaudited)       (audited)

Current liabilities:
  Bank overdraft                                $         0      $     8,746
  Notes payable to bank                             974,607        1,071,427
  Notes payable to affiliates                       799,422          348,625
  Current portion of long-term debt                 568,378          378,779
  Accounts payable                                2,947,627        2,837,386
  Accrued expenses and other current
    liabilities                                     543,025          626,894
                                                 ----------       ----------
         Total current liabilities                5,833,059        5,271,857

Long-term liabilities:
  Long-term debt                                    697,702          660,133
  Notes payable to stockholder                      100,000          600,000
  Deferred gain on sale/leaseback                   811,489        1,039,720
  Common stock subject to repurchase
    agreement, 539,130 shares                       775,000          775,000

Stockholders' equity:
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding
    13,858,488 and 12,580,733 at February 28,
    1997 and May 31, 1996, respectively           4,234,602        3,476,235
  Preferred stock, no par value, authorized
    5,000,000, none issued at February 28, 1997           0                0
  Retained earnings (accumulated deficit)       ( 1,980,377)     ( 1,987,929)
                                                 ----------       ----------
         Total stockholders' equity               2,254,225        1,488,306












                                                 ----------       ----------
                                                $10,471,475      $ 9,835,016
                                                 ==========       ==========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     FEBRUARY 28      FEBRUARY 29       FEBRUARY 28        FEBRUARY 29
                                        1997             1996              1997               1996
                                     -----------      -----------       -----------        -----------
                                     (unaudited)      (unaudited)       (unaudited)        (unaudited)
Contract Revenues:
    U.S. government agencies         $   54,170       $    84,258       $   312,491        $   379,602
    Commercial                        4,625,369         3,916,424        16,376,302         14,634,879
                                      ---------         ---------        ----------         ----------
                                      4,679,539         4,000,682        16,688,793         15,014,481

Cost of goods and services            4,127,548         3,925,705        13,923,981         13,380,510
                                      ---------         ---------        ----------         ----------
Gross Profits                           551,991            74,977         2,764,812          1,633,971
Selling, general and
  administrative expenses               798,706           866,663         2,588,966          2,417,265
                                      ---------         ---------        ----------         ----------
  Net Operating Income                 (246,715)         (791,686)          175,846           (783,294)

Miscellaneous income                      5,634             7,857            21,652             33,421

Gain on disposal of asset               133,287                 0           133,287                  0

Interest expense                       (155,233)          (89,630)         (323,233)          (296,277)

  Net Income (Loss)                  $ (263,027)      $  (873,459)      $     7,552        $(1,046,150)
                                      =========         =========        ==========         ==========


Earnings (Loss) per common share:
    Primary                          $     (.02)      $      (.07)      $       .00        $      (.08)
    Fully diluted                    $     (.02)      $      (.07)      $       .00        $      (.08)

Average shares of common stock
  used for above computation:
    Primary                          13,553,976        12,795,162        13,054,826         12,716,590
    Fully diluted                    13,553,976        12,795,162        13,054,826         12,716,590

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED FEBRUARY 28, 1997

                                                                                Retained
                                                                                Earnings
                                                  Common Stock                (Accumulated
                                            Shares            Amount             Deficit)
                                          -----------       -----------        -----------
                                          (unaudited)       (unaudited)        (unaudited)

Balances at May 31, 1996                   12,580,733        $3,476,235        $(1,987,929)


Issuance of common stock for public
  relations services                            7,500             6,000
Net Income                                                                         101,121
                                           ----------         ---------         ----------
Balances at August 31, 1996                12,588,233        $3,482,235        $(1,886,808)


Issuance of common stock at an affiliate
  in connection with the conversion of
  a debt                                      833,333           500,000
Conversion of stock to cash in
  connection with an asset acquisition
  agreement                                   (65,617)          (75,000)
Net income                                                                         169,458
                                           ----------         ---------         ----------
Balances at November 30, 1996              13,355,949        $3,907,235        $(1,717,350)


Proceeds from exercise of employee
  stock options                                 5,014             3,929
Issuance of common stock pursuant to
  private placements                          461,525           300,000
Issuance of common stock for marketing
  expense                                      36,000            23,438
Net loss                                                                       $  (263,027)
                                           ----------         ---------         ----------

Balances at February 28, 1997              13,858,488        $4,234,602        $(1,980,377)
                                           ==========         =========         ==========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        NINE MONTHS ENDED
                                               FEBRUARY 28,1997  FEBRUARY 29,1996
                                               ----------------  ----------------
                                                 (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income (loss)                               $     7,552      $(1,046,150)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   584,916          609,571
      Amortization of deferred gain on
         sale/leaseback                              (228,231)        (101,436)
      Gain on disposal of equipment                   (34,000)               0
  Increase or decrease in operating assets
    and liabilities:
      Accounts receivable                            (302,234)        (279,823)
      Costs and estimated earnings in excess of
         billings on uncompleted contracts            124,698          469,888
      Inventories                                    (418,363)        (200,167)
      Prepaid expenses                                (57,142)         (45,375)
      Accounts payable                                176,079          524,758
      Accrued expenses and other liabilities          (83,869)         (95,670)
      Cash surrender value of life insurance, net     (15,446)         (19,408)
      Other Assets                                      6,151          (49,158)
                                                    ---------        ---------
         Net cash provided by (used in)
           operating activities                      (239,889)        (232,970)

Cash flow from investing activities:
  Purchase of property, plant and equipment          (721,145)        (297,281)
  Sale of property, plant and equipment                     0        1,664,650
  Patent costs incurred                               (24,909)         (14,524)
  Proceeds from sale of equipment                      34,000                0
                                                    ---------        ---------
         Net cash provided by (used in)
           investing activities                      (712,054)       1,352,845

Cash flows from financing activities:
  Bank overdraft                                       (8,746)         (57,266)
  Notes receivable from officers
    (increase) decrease                                 3,548           58,005
  Notes payable increase (decrease)                   (96,820)        (477,280)
  Proceeds from long-term debt                        453,000          398,012
  Principal payments on long-term debt               (225,832)      (1,645,667)
  Proceeds from issuance of common stock              303,929           49,481
  Notes payable to affiliates increase (decrease)     450,797          (75,000)
  Proceeds from notes payable to stockholder                0          600,000
                                                    ---------        ---------
         Net cash provided by (used in)
           financing activities                       879,876       (1,149,715)
                                                    ---------        ---------
Increase (decrease) in cash and cash equivalents      (72,067)         (29,840)
Cash and cash equivalents at beginning of year        121,713           65,175
                                                    ---------        ---------
Cash and cash equivalents at end of period        $    49,646      $    35,335
                                                    =========        =========


Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $323,233 and $296,277 for the nine months ended February 28, 1997 and February 29, 1996 respectively. Capital lease obligations of $ .00 and $195,706 were incurred during the first nine months of fiscal 1997 and 1996 respectively for vehicles, furniture and fixtures and laboratory equipment. During the year, the Company sold certain assets in exchange for a $100,000 note receivable resulting in a gain of $99,287.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.


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


NOTE D--OTHER MATTERS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) changes in legislative enforcement and direction, (ii) unusually bad weather conditions, (iii) unanticipated delays in contract execution, (iv) sudden loss of key personnel, (v) abrupt changes in competition, and (vi) abrupt changes in market opportunities.

Results of operations

Introduction

      A few relatively large contracts in any one business segment in any fiscal year can make any segment generate relatively large revenues in that year. Because disproportionate generation of income has occurred throughout the existence of ETS International, Inc. ("ETSI" or the "Company"), the Company's strategy has been to offer a variety of services and maintain a flexible staff capable of executing different tasks. Services are tied to different markets, such as new pollution control equipment expenditures by industry, government funding or legislative enforcement. In addition, ETSI continually markets its services through brochures, a "Home Page" on the World Wide Web, seminars, and attendance at trade shows and conferences and telemarketing. ETSI attempts to increase its business in the aggregate. As the United States experiences economic and legislative cycles, the demand for each of the Company's services fluctuates accordingly.

      On June 1, 1994, ETSI merged with three related Richmond, Virginia firms, Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation, and consolidated them into its wholly owned subsidiary, ETS Water and Waste Management, Inc. ("ETSW"). The combination was effected through the issuance of 2,730,000 shares of ETSI common stock and was accounted for as a pooling of interests. On January 20, 1995, ETSI merged a Richmond, Virginia firm, Environmental Laboratories, Inc., with its subsidiary, ETS Analytical Services, Inc. ("ETSAS"), which increased ETSAS' size by about 50%, making ETSAS the largest environmental contract laboratory in the Commonwealth of Virginia. This combination was effected through the issuance of 183,600 shares of ETSI common stock and also was accounted for as a pooling of interests. On April 2, 1995, ETSI purchased, with the issuance of 113,000 shares of ETSI common stock, the assets of Air Compliance, Inc., a Pennsylvania corporation, and incorporated these assets into the business of ETS, Inc. (ETS). On February 5, 1996, ETSI purchased, with the issuance of 539,130 shares of ETSI common stock, the assets of Olympic Industries, Inc. (d/b/a Pipe-Liner Installers) of Pompano Beach, Florida, and incorporated these assets into a new corporation, ETS Liner, Inc. ("ETSL"), a wholly-owned subsidiary of ETSW. The results of the periods presented include the merger transactions as if they had been consummated at the beginning of the periods.

      ETSI has divided its revenues into four categories; (a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting/engineering - encompassing consulting and engineering services and educational areas; (c) products; and
(d) construction.


        Third Quarter Fiscal 1997 Compared to Third Quarter Fiscal 1996

      Revenues for the third quarter of fiscal 1997 were $4,679,539 compared to $4,000,682 for the third quarter of fiscal 1996 resulting in a 17% increase in revenues. Revenues for the current nine months were $16,688,793 compared to $15,014,481 for the nine month period ended February 29, 1996 for a 11% increase. These increases largely were the result of market improvements and improved Company sales in the infrastructure/construction area.

      Total service revenues for the quarter were $913,878 compared to $1,158,074 for the third quarter of fiscal 1996 for a 21% decrease. Field testing service revenues were $384,339 compared to $547,838 for a decrease of 30%. Revenues in the source testing service area were significantly lower than expected with no identifiable reason other than a continued soft market. Also, projects that were expected to be performed in the third quarter were delayed, at the request of the clients, to the fourth quarter. Five major customers consisting of a municipal waste incinerator plant, a commercial medical waste disposal plant, a government contractor, a consulting/engineering firm and an electrical power utility plant made up 47% of the total field testing revenues.

      Fiscal 1997 third quarter revenues for analytical laboratory services amounted to $482,010 compared to $503,917 for the third quarter of fiscal 1996 for a 4% decrease. This decrease was due to start-up delays for new contracts and light sample shipping activities in connection with Environmental Protection Agency (EPA) contracts. Several of the production personnel have been converted to part-time positions which should provide the laboratory greater flexibility to adjust staffing levels in response to fluctuations in workload. The laboratory is currently in the process of centralizing its computer hardware systems for greater efficiency among the three lab locations. There is a program in effect to improve laboratory automation and data handling by improving computer software and automation, which is expected to allow greater throughput of samples with less personnel.

      Regulatory assistance revenues were $27,129 for the current third quarter of fiscal 1997 compared to $78,789 for the third quarter of fiscal 1996 for a 66% decrease. The current quarter contracts were of small dollar value with no major customers. This appears to be due to continued softening of the market of environmental testing services. Monitoring service revenues for the quarter were $20,400 compared to $27,530 for the prior year's quarter with the major customer being a chemical plant with 97% of the total.

      Revenues for the third quarter for consulting services, which include consulting, engineering and training and education, was $16,801 compared to $58,285 for the prior year's third quarter, for a 71% decrease. This decrease appears to be the result of the lack of active enforcement of existing regulations which has created a softer and highly competitive market. Consulting and engineering services were $9,512 compared to $16,326 in the third quarter of fiscal 1996. The current quarter consisted of a few small dollar value contracts. This decrease appears to be the result of the lack of active enforcement of existing regulations which has created a softer and highly competitive market. Several engineering projects are expected to begin in early April and run through the fourth quarter. The sale of books for the third quarter of fiscal 1997 amounted to $7,010 compared to $5,050 for the third quarter of fiscal 1996. Revenues for seminars were $279 compared to $36,909 for the third quarter of fiscal 1996. There appears to be client interest in several domestic and international training programs that may be scheduled in the fourth quarter.

      Product revenues were $1,896 compared to $6,180 for the third quarter of fiscal 1996. This decrease largely was the result of little activity with the baghouse monitor products. The current quarter revenues were generated as a result of baghouse performance monitor hardware and software.

      Construction service revenues for the quarter were $3,746,964 compared to $2,778,143 for the third quarter of fiscal 1996, for a 35% increase. The Company had a better workload than expected during the third quarter. Major areas of activities were in the utility division, which is usually the lowest in the winter quarter. The Company had two major projects: the White Oak Semiconductor facility and the Whitehall-Robins facilities. The White Oak facility is a joint venture between Motorola and Siemens for a semiconductor facility in the eastern portion of Henrico County, Virginia. The contract awarded to ETSW is with DPR Construction, Inc. for $1,800,000 for construction of water and sanitary systems at the White Oak facility. Work is to be completed by June 1, 1997. The Whitehall-Robins contract award is a subcontract with F. T. Evans for installation of 12" PVC sewer pipe. The amount of the subcontract award is $431,000 and is projected to be completed by the end of the 1997 calendar year. These two projects contributed 40% of the construction revenues in the third quarter which made the construction service for the quarter profitable. ETSL, a subdivision of ETSW, major area of work for the quarter was the installation of fold-and-form liner (known as "Ultraliner") under various Florida contracts. Some of the lack of profitability of ETSL was due to management change as the president/general manager retired and was replaced by a new Chief Operating Officer in February, resulting in duplication of officers salaries and expenses for a brief period, and a lack of new contracts received during this transition period.

      Cost of goods and services for the third quarter of fiscal 1997 were $4,127,548 or 88% of sales compared to $3,925,705 for the third quarter of fiscal 1996 or 98% of sales. Gross profits for the third quarter were $551,991 or 12% of sales compared to $74,977 or 2% of sales for the same period of fiscal 1996. This increase in gross profits is part of an ongoing effort of the Company to reduce overhead cost. Selling, general and administrative expenses were $798,706 for the third quarter of fiscal 1997 compared to $866,663 for the third quarter of fiscal 1996, for an 8% decrease. The general and administrative expense has leveled off from the expense of the start-up of the ETSL office in Florida and the ETSAS office in Fairfax, Virginia which occurred in the first quarter of fiscal 1997.

      Miscellaneous income for the third quarter of fiscal 1997 was $5,634 compared to $7,857 for the third quarter of fiscal 1996. Miscellaneous income for the two third quarters consisted of interest income. Gain on sale of assets amounted to $133,287 for the current quarter. Interest expense for the current quarter was $155,233 compared to $89,630 for the prior year's third quarter. Interest expense reflects interest paid on notes payable and long-term debt, including the credit lines and the interest expense associated with capital leases.

      Net loss for the quarter was $263,027 compared to net loss of $873,459 for the third quarter of fiscal 1996. The nine months of fiscal 1997 ended with a net income of $7,552 compared to a net loss of $1,046,150 for the nine month period of fiscal 1996.


Liquidity And Capital Resources As Of the End Of The Third Quarter Of
Fiscal 1997

      During the third quarter of fiscal 1997, proceeds were received from the exercise of stock options by employees to purchase an aggregate of 5,014 shares of the Company's common stock for a total price of $3,929. Proceeds were also received during the quarter from sales of unregistered securities in the aggregate amount of $300,000 for 461,525 shares of ETSI common stock issued with matching warrants. These proceeds were used for operating and working capital. 36,000 shares of ETSI common stock were issued to consultants for marketing and public relations services. (See Part II. Changes in Securities.)

      ETSI maintains its primary banks in Roanoke and Richmond, Virginia. These banks provide the Company's line of credit and other loans in the aggregate amount of $1,400,000 to accommodate the need for temporary working capital. In March, 1997, after the close of the third quarter, this line of credit was replaced with a secured credit facility of up to $2,500,000. The note which establishes the facility calls for a fixed monthly interest of $25,000 over a two year term, subject to call by the holder upon 60 days notice and is secured by the assets of the Company and its subsidiaries. Currently $2,000,000 has been drawn down which included payoff of the bank credit line, a note with a bank and a note with an affiliate of ETSI. Based on the current drawdown as of April 10, 1997, the $25,000 fixed interest is equivalent to a 15% annual interest rate. The Company may repay the note at any time without penalty upon 60 days notice. The credit facility is provided by an ETSI investor and director, Thomas W. Marmon.

      Pursuant to a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997 (the "Debentures Purchase Agreement"), and a Regulation S Warrants Purchase Agreement dated as of February 28, 1997 (the "Warrants Purchase Agreement"), ETS International, Inc. (the "Company"), on February 28, 1997 (the "Closing Date"), placed $750,000 of its 7% Convertible Debentures due February 27, 2002 (the "Debentures") and issued warrants (the "Warrants") to purchase 1,000,000 shares of Company Common Stock, no par value. The offering was made under the Securities Act of 1933 (the "1933 Act"), as amended, in reliance on the exemption from registration set forth in Regulation S under the 1933 Act to foreign institutional investors and/or agents associated with the transaction.

      The holder of the Debenture(s) is entitled to convert the Debenture(s) initially issued to such holder beginning forty-five days after the Closing Date, into that number of fully paid and nonassessable shares of the Company's Common Stock, calculated in accordance with the following formula (the "Conversion Rate"):

Number of shares issued upon conversion = (Principal + Interest)/Conversion Price, where

      I Principal = The Principal amount of the Debenture(s) to be converted.

      II    Interest = Principal x (N/365) x .07, where

            A.    N = the number of days between (i) Closing Date, and
                  (ii) the applicable Date of Conversion for the Debenture(s) for which conversion is being elected, and

            B. Conversion Price = the lesser of (x) 100% of the average Closing Bid Price, as that term is defined below, of the Company's Common Stock for the five trading days immediately preceding the Closing Date, or (y) 65% of the average Closing Bid Price, as that term is defined below, of the Company's Common Stock for the five trading days immediately preceding the Date of Conversion.

      The term "Closing Bid Price" means the closing bid price on the market as reported by the OTC Bulletin Board or NASDAQ's National Market System or Small Capitalization System ("NASDAQ"), or American Exchange Emerging Company Marketplace, or if then traded on a different national securities exchange, the Closing sales price on the principal national securities exchange on which it is so traded and if not available, the mean of the daily high and low sales prices on such securities exchange on which it is traded, or, if Bulletin Board or NASDAQ or such other exchange or market where traded, then the Closing Bid Price on the immediately preceding reported date.

      Each of the Debentures that remains issued on the date which is five years after the Closing Date automatically will be converted into shares of Common Stock on such date at the Conversion Rate then in effect (calculated in accordance with the formula above). The Conversion Price will be adjusted in the event of a stock split, stock dividend, merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event by the Company. The Company may in its sole option force conversion of the Debentures, in whole at any time from and after one year from the Closing Date, on not less than fifteen nor more than thirty days prior written notice by the Company to the holder of the Debentures.

      Each Warrant entitles the holder to purchase, in consideration of the services performed by such purchaser or its affiliates or the securities purchased by such purchaser in connection with the Company's offering of the Debentures, 100,000 shares of Company Common Stock. The exercise price of the Warrants is equal to 100% of the average Closing Bid Price of the Company's Common Stock for the five days immediately preceding the Closing Date, such Warrants to be exercised at any time from and after forty-five days from the Closing Date and on or before February 27, 2002. The smallest number of shares of Common Stock with respect to which a holder may exercise a Warrant at a given time in accordance with the formula set forth above is 1,000 shares or such lesser amount held by the purchaser.

      Major components of cash flow used in operating activities include amortization on deferred gain on sale/leaseback of $228,231, increase in accounts receivable of $302,234 and increase in Inventories of $418,363 less cash provided by depreciation and amortization of $584,916, cost and estimated earnings in excess of billings on uncompleted contracts of $124,698 and increase in accounts payable of $176,079.

      Net cash used in investing activities of $712,054 consisted mainly of purchase of property, plant and equipment. The net cash provided by financing activities of $879,876 includes in part proceeds from long-term debt of $453,000, proceeds of $303,929 from issuance of common stock pursuant to private placements, exercise of employee stock options and an increase of notes payable to affiliates of $450,797 less cash used in financing which includes an increase in notes payable of $96,820 and principal payments made on long-term debt of $225,832. The cash and cash equivalents at February 28, 1997 was $49,646.

      While the construction segment had an increase in revenues and was profitable for the quarter, the third quarter of fiscal 1997 was a slow quarter for the laboratories and the air pollution services. Steps were taken to reduce expenses through staff and salary reductions to minimize the bottom line loss. During February the laboratory received a contract from the U.S. Navy for the analysis of wastewater discharges. The approximate value of that contract over the next six months is $400,000. Results from the study will be used to regulate discharges of toxic pollutants for Naval vessels under the Clean Water Act. With this Navy contract, the current schedule of the EPA sampling shipments and other currently awarded smaller contracts, the laboratories are expected to have an improved fourth quarter for fiscal 1997. In the field testing area, the source testing is expected to begin to regain momentum, as proposal activity increased in the latter half of the third quarter. Engineering activities are also expected to improve as a result of the third quarter marketing and sales efforts.
Several engineering projects currently are expected to begin in early April and run through the remainder of the fourth quarter. Construction services are expected to show a profit in the fourth quarter. ETSL has grown its backlog from $100,000 at February 28, 1997 to just over $1,000,000 at the end of March. Currently there is an additional $454,000 in outstanding proposals and during March and April bids for additional $1,500,000 will be submitted. There can be no assurance, however, that such proposals and bids will be accepted or will result in a profit. Business development efforts will continue with the help of three full-time professional independent sales representatives under contract with ETSL and four additional sales representatives employed directly by Ultraliner.

      The domestic environmental markets continue to be flat. However, the Asian environmental markets appear to be healthy; therefore, the Company's focus for environmental growth continues to be overseas. The Company has completed a technology transfer and the training of E & C Engineering, our Taiwan LEC licensee, and are currently initiating a proposal through them and we have jointly entered the final phase of the China Steel proposal for our LEC system.

      New orders received for the third quarter of fiscal 1997 were $4,951,598 compared to $6,812,038 for the third quarter of fiscal 1996.
This appears to be due to the continued softening of the market for environmental services and products and increased competition. The new orders for the nine month period were $17,957,276 compared to $18,870,874 for the nine months of fiscal 1996. Backlog at February 28, 1997 was $7,784,228 compared to $7,806,827 at February 29, 1996. In addition to the backlog, as of February 28, 1997, ETSI held open task orders from various clients, principally government agencies. If all the work under these open orders is authorized, the Company estimates its contract backlog would increase by $913,144 for a total of $8,697,372 compared to a total contract value of $9,261,443 at the end of the third quarter of fiscal 1996.

      Most of ETSI's contracts are of short-term duration and are completed within a few months of the order or award. Certain contracts, such as those from utilities, are annual and are completed in stages against task orders. Government agencies often issue open orders for which subsequent task orders, are issued. There are no conditions precedent to the issuance of task orders and they are issued pursuant to the specific orders of the client for the service. Experience shows that substantially all open orders ultimately result in task orders and at times have exceeded the amount of the open order. There can be no assurance that existing contracts or future orders containing open orders will result in task orders covering the entire contractual amounts. ETSI is not aware of any significant unrecognized cost to complete any open contract.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.    Changes in Securities.

           Sales of Unregistered Securities During the Third Quarter Fiscal
           1997

                                             Total
            Date      Transaction         Consideration     Exemption
            ----      -----------         -------------     ---------

            2/10/97   Sale of 285,716        $200,000       Section 4(2)
                      shares of common
                      stock plus warrants
                      to purchase 285,716
                      shares at $1.00 per
                      share, exercisable
                      for two years issued
                      to two existing
                      shareholders of the
                      Company, for the
                      purpose of obtaining
                      operating and working
                      capital.

            2/24/97   Sale of 175,809        $100,000       Section 4(2)
                      shares of common
                      stock plus warrants
                      to purchase 175,809
                      shares at $1.00
                      per share, exercisable
                      for two years issued
                      to one of the
                      stockholders who
                      purchased in the
                      2/10/97 transaction,
                      for the purpose of
                      obtaining working
                      capital.

            1/21/97   20,000 shares of       payment for    Section 4(2)
                      common stock issued    capital
                      to one overseas        raising
                      consultant.            services

            2/7/97    16,000 shares of       payment for    Section 4(2)
                      common stock issued    marketing
                      to one marketing       and public
                      consultant.            relations
                                             services

Item 3.     Defaults upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security-Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (A)   Exhibits

                  4(i) Form of 7% Convertible Debenture due February 27, 2002 (incorporated herein by reference to Exhibit 4(a) to Form 8-K dated February 28, 1997)

                  4(ii) Form of Common Stock Purchase Warrant (incorporated
                        herein by reference to Exhibit 4(b) to Form 8-K dated February 28, 1997)

                  27    Financial Data Schedule

            (B)   Reports on Form 8-K

                  Report on Form 8-K dated February 28, 1997, reporting the sale of securities of the Company pursuant to Regulation S.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ETS INTERNATIONAL, INC.


DATE  April 11, 1997                      BY:  s/John D. McKenna
      --------------                           -----------------------------
                                                 John D. McKenna
                                                 President and
                                                 Principal Executive Officer



DATE  April 11, 1997                      BY:  s/John C. Mycock
      --------------                           -----------------------------
                                                 John C. Mycock
                                                 Secretary/Treasurer and
                                                 Principal Financial Officer