Form 10-K405
period 1997-05-31
ETS INTERNATIONAL INC
filed 1997-09-12
CIK 822367

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to
                                ---------      -----------
Commission File:  0-19678

                           ETS INTERNATIONAL, INC.
           (Exact Name of Registrant as Specified in its charter)

            Virginia                                 54-1414643
  (State or other Jurisdiction              (IRS Employer Identification
  of Incorporation or Organization)         Number)


       1401 Municipal Road, NW
       Roanoke, VA                                   24012-1309
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

The aggregate market value of the voting stock held by non-affiliates of registrant is (based on closing price on July 31, 1997) was $5,046,361*.

The total number of shares outstanding as of July 31, 1997 was 14,539,453.

*Affiliates for the purposes of this item refer to the officers, directors and/or any persons or firms owning 5% or more of the registrant's common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) are incorporated by reference to the Company's definitive proxy statement to be filed with the Commission on or before 120 days after the end of the fiscal year covered by this Form 10-K.

                           ETS INTERNATIONAL, INC.
                                 FORM 10-K
                   For the Fiscal Year Ended May 31, 1997


                                                                        Page
Part I
      Item 1.     Business                                                 4
      Item 2.     Properties                                              24
      Item 3.     Legal Proceedings                                       25
      Item 4.     Submission of Matters to a Vote of Security Holders     25

Part II
      Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters                                     27
      Item 6.     Selected Financial Data                                 30
      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     30
      Item 8.     Financial Statements and Supplementary Data             38
      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                  38

Part III
      Item 10.    Directors and Executive Officers of the Registrant      38
      Item 11.    Executive Compensation                                  38
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                   38
      Item 13.    Certain Relationships and Related Transactions          39

Part IV
      Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                 39

SIGNATURES

SUPPLEMENTAL INFORMATION AND EXHIBITS

PART I

Item 1.     Business

Introduction

ETS International, Inc. ("ETSI"), a Virginia corporation, is a technology based firm which provides environmental and infrastructure products and services. ETSI specializes in toxic emission measurement and control, as well as infrastructure design, construction and maintenance. ETSI operates through four wholly-owned affiliates: ETS, Inc., ETS Analytical Services, Inc., ETS Water and Waste Management, Inc. and ETS Liner, Inc., a subsidiary of ETS Water and Waste Management, Inc.

ETS, Inc. ("ETS"), a Virginia corporation, owns the proprietary rights to a number of patented inventions. Resources have been allocated for the commercialization of two of these inventions. The first of these proprietary systems, the Limestone Emission Control System is designed to address the acid rain problem by eliminating greater than 90 percent sulfur oxide emissions from electric power plants and industry. The first commercial system is operating in Taiwan. The second invention, the Baghouse Performance Monitor ("BPM"), is a patented instrument which serves as an early warning system of industrial dust collector malfunctions. A number of Baghouse Performance Monitor systems are operating in the United States.

The services offered by ETS generally include: training, contract research and development, engineering, consulting, regulatory assistance and field testing. These services and related unique capabilities have been the springboard from which ETS has developed its patented air pollution control products and systems.

ETS Analytical Services, Inc. ("ETSAS"), a Virginia corporation, is an environmentally oriented analytical laboratory serving both government and industry. ETSAS has executed numerous United States Environmental Protection Agency ("USEPA") contracts and has been a contract authorized Superfund laboratory participating in the USEPA's Contract Laboratory Program. ETSAS currently is executing a multi-year contract for the USEPA's Office of Water. In addition to a number of industrial clients, ETSAS is known for its work with electric utilities. The lab specializes in the areas of trace environmental analysis, methods development and research and development. In addition, ETSAS provides comprehensive field and laboratory services relating to wastewater/treatability, water/drinking water, OSHA compliance and toxic substances.

ETS Water and Waste Management, Inc. ("ETSW"), organized under Virginia law and headquartered in Richmond, Virginia, is a construction and maintenance service firm whose history dates back to 1947. ETSW provides storm and sewer line, water system and gas line construction with a special focus, through its subsidiary, ETS Liner, Inc. ("ETSL"), which is headquartered in Orlando, Florida, on trenchless rehabilitation, i.e., the repair of sewer and water lines by relining these lines without digging up and replacing them. ETSW also designs and installs septic systems and irrigation systems. Additionally, related repair and maintenance services are provided. Among its customers are municipalities, government agencies, Fortune 500 companies and developers. ETSW has completed major infrastructure projects in eastern Virginia and the greater Washington, D.C. area.

ETSI divides its revenues into four categories: (a) services - encompassing field and analytical testing, regulatory assistance and monitoring;
(b) consulting/engineering - encompassing consulting and engineering services and educational areas; (c) products; and (d) construction. In fiscal 1997, 77% of ETSI's total revenues came from the construction operations of ETSW, 20% came from the testing service operations of ETS and ETSAS and 3% came from the consulting/engineering and products operations of ETS. In fiscal 1996 and 1995, the following percentages of ETSI's total revenues were derived from its affiliates' products and services: Fiscal 1996: 69% from construction, 29% from testing service and 2% from consulting/engineering and products. Fiscal 1995: 67% from construction, 31% from testing service and 2% from consulting/engineering and products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History

ETSI, a Virginia corporation, was incorporated on February 25, 1987. On January 28, 1988, it acquired all of the issued and outstanding common stock of ETS from John D. McKenna and John C. Mycock (officers and directors of
ETSI) and two others, and the next day completed a public offering pursuant to the rules of the Vancouver Stock Exchange ("VSE"). On October 29, 1989, certain sophisticated analytical laboratory equipment of Centec Analytical Services, Inc. ("Centec"), an analytical laboratory, were purchased by ETSI and, in 1990, placed in ETSAS. In 1992, the common stock of ETSI commenced trading on the Emerging Company Marketplace of the American Stock Exchange; and ETSI voluntarily delisted its securities from the VSE.

In June, 1994, ETSI exchanged 2,730,000 of its shares of common stock ("Shares of Common Stock") for all the outstanding common stock of Stamie E. Lyttle Co., Inc., Lyttle Utilities, Inc. and LPS Corp., all of which were merged into ETSW. In January, 1995, Environmental Laboratories Incorporated, an environmental laboratory located in Richmond, Virginia, was merged into ETSAS, the Company's analytical laboratory subsidiary, in exchange for 183,600 Shares of Common Stock issued to its stockholders; and, in April, 1995, the assets of Air Compliance, Inc. were acquired by ETS, Inc., the Company's air quality subsidiary, for 113,000 Shares of Common Stock issued to Air Compliance, Inc.

In February, 1996, ETSI acquired certain assets of Olympic Industries, Inc., Pompano Beach, Florida, for 539,130 Shares of Common Stock. The assets were placed in a newly-formed corporation, ETSL, which is a wholly-owned subsidiary of ETSW, and the business just moved to Orlando, Florida. The focus of ETSL's business is trenchless rehabilitation of aging sewer lines.

In April, 1996, ETSI acquired the assets of an environmental laboratory in Fairfax, Virginia, from Dewberry & Davis in exchange for 65,617 Shares of Common Stock. The assets were placed in ETSAS and continue to be operated at the same location.

The Subsidiaries

ETS, Inc.

History and Overview

ETS, formed in 1973, has been engaged in designing, manufacturing and supplying air pollution control systems, with particular emphasis on fabric filter particulate collectors, providing software and testing services to industry and utilities and conducting industrial and government contract research and development. It also has developed three products designed for use in the air pollution control industry - the Limestone Emission Control System, the Baghouse Performance Monitor and the Dry Reactor. It has suspended the development of one product, the Reduced Entrainment Precipitator, until suitable funding can be obtained, of which there is no guarantee. In fiscal 1997, ETS's service business generated almost all of its operating revenues. Since its acquisition by ETSI in 1988, ETS has expanded the services it offers, particularly in the fields of air pollution control, consulting, regulatory assistance, toxic emission testing, asbestos surveys and fabric filter testing and has developed and sold related systems and products. It intends to continue to develop, market and license proprietary products for the air pollution control industry. In April, 1995, ETS expanded its service area to Pennsylvania and New Jersey through the acquisition of the assets of Air Compliance, Inc., an air pollution control and toxic emission testing company, located in Feasterville, Pennsylvania.

Products

The Limestone Emission Control System (the "LEC")

The LEC is an air pollution control system which controls acid gas and particulate emissions from utility and industrial boilers. Development of the LEC began in 1982 and was successfully completed in 1993. In December 1994, a commercial unit was constructed and is currently in operation. Since the close of fiscal 1997, ETS has entered a letter of intent with a Taiwan firm, contingent upon successful negotiations and posting a performance bond, to supply three of the Company's Limestone Emission Control Systems, which will take two years to install and start-up.

In the LEC, hot sulfur dioxide ("SO2") laden flue gas passes through the cross section of a vertical moving bed of standard quarry limestone ("CaCO3") gravity fed from a hopper and covered by a thin film of water. The rate of flow of the limestone can be adjusted by varying the speed of a screw conveyor into which the limestone falls. Sulfur dioxide is absorbed from the flue gas into the water and subsequently reacts with the limestone to form a surface layer principally of calcium sulfate ("CaSO2") and calcium sulfite ("CaSO3"). The limestone granules are then reactivated by mild abrasion to remove the calcium sulfite and calcium sulfate layers. The particles of calcium sulfate and calcium sulfite fall through a fine screen, thereby exposing the active limestone for further reaction. Gypsum, the waste product, is the main content of wallboard.

Management believes that the gypsum produced by the LEC will be readily marketable by utilities or other users as it conforms to commercial standards. The recycled limestone, supplemented by a new supply, is then fed back into the hopper for continued reaction with flue gas.

Title IV of the Clean Air Act Amendments of 1990 ("CAAA") deals with the prevention of smokestack pollution causing "acid rain." It finds that acidic compounds and their precursors in the atmosphere threaten natural resources, ecosystems, materials, visibility and public health and that the principal sources of acid rain are sulfur dioxide and nitrous oxides. It regulates the emissions of those substances from fossil fuel fired combustion devices, in part by permitting companies with low emissions to trade pollution credits with companies with higher levels. As a consequence, the LEC, with its ability to remove 99% sulfur dioxide may be considered attractive in meeting the SO2 Allowance Program and the ability of companies to trade pollution credits.

On June 23, 1992, ETS entered into a license agreement with Procedair Industries, Montreal, Canada, a subsidiary of Stein Heurtey, an industrial furnace manufacturer and a sister company of Procedair, S.A., a French air pollution control firm, and EGCI, S.A., a French engineering firm specializing in combustion, to license the LEC. The license was extended on July 1, 1995 for a period of twelve months. Presently, this agreement has been extended orally on an "at will" basis. The license is exclusive in North America and non-exclusive outside North America. ETS will receive royalties at the rate of 8% of sales until a sales level of $8,333,333 is reached. Thereafter, until the expiration of the agreement, ETS will receive royalties of 5% of sales. ETS is obligated to maintain patents, provide and make available know-how, provide sufficient information to enable the licensee to design applications for the system, to make available fully qualified and competent employees and make available technical information and sales support at specified levels. No sales have resulted from this agreement to date and there is no assurance that any royalties will be generated.

In February, 1993, ETS entered into a license agreement with U-Tah Industrial Company, Ltd. ("U-Tah") located in Taipei, Taiwan to market the LEC within Taiwan, R.O.C. The five year contract calls for U-Tah to provide ETS an up-front license fee, followed by 5% royalties on LEC system sales. In 1993, ETS opened an office in Taipei, to provide technical support to its licensees. In March, 1994, the first commercial sale of the LEC system was made through U-Tah to Shing Ming Metal Industrial Company, a plant near Taipei. The plant is modest in size, but represents, to ETS, an opportunity to prove the technology on a commercial basis. The LEC system was made operational in December, 1994 and has performed pursuant to its specifications to date. Management believes that this installation represents a breakthrough for future sales as it proves the LEC technology in ability to remove SO2 from smokestack emissions on a commercially viable basis as well as its reliability and its cost effectiveness. No sales have resulted from this agreement to date, and there is no assurance that any royalties will be generated. In November 1996, ETS granted a license to E & C Engineering Corporation for the exclusive right to sell the LEC throughout Taiwan, R.O.C. Since the close of fiscal 1997, ETS received a Letter of Intent from China Steel Corporation, in Taiwan, to supply three LEC systems, contingent upon successful negotiations and posting a performance bond.

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

The first commercial BPM installation was completed in 1983. Customers have included chemical plants, steel mills, glass manufacturers, foundries, industrial coal-fired boilers and utilities. The BPM has been described in literature published by the Electric Power Research Institute, Inc. ("EPRI"), which is distributed to all electric utilities. The EPRI refers all inquiries to ETS. To implement its marketing strategy, ETS has initiated a direct mail advertising campaign and employs in-house sales personnel. In addition, ETS conducts technical seminars and has entered into agreements with firms in both Mexico and Taiwan for the sale and servicing of the BPM.

ETS believes that strict enforcement of Title IV of the CAAA dealing with permitting would have a positive impact on sales of the BPM. At present, enforcement is lax and sales of the BPM have been sporadic. Title IV requires that after the effective date of any permit program relating to major sources of pollution, it would be unlawful to violate the conditions of such a permit. States are required, within three years, to submit a conforming permit program. Major sources are those which emit, per year, ten tons of any hazardous air pollutant or a combination of 25 tons of hazardous air pollutants. Title III of the CAAA relating to Air Toxics establishes a list of 189 substances and compounds which must be considered hazardous air pollutants and a procedure for review of that list. Title VII of the CAAA expands and defines the authority of the individual states to include enhanced monitoring and requires major source owners to demonstrate compliance at regular intervals using approved continuous monitoring technology which the BPM can provide.

The Dry Reactor

The "Dry Reactor" is an air pollution control system designed to control emission of acid gases, such as hydrochloric acid, sulfur oxides and nitrous oxides and particulates. Hot flue gases pass through the Dry Reactor, and the acid gases and particles are substantially removed before the flue gases enter the atmosphere. The Dry Reactor has applications for emission control in hospital and hazardous waste incinerators and small municipal solid waste facilities. Both the LEC and the Dry Reactor use a dry scrubber system to control acid gas pollutants. However, the Dry Reactor is a smaller, modular unit, designed for use in smaller installations, whereas the LEC is targeted at larger utility and industrial boilers.

The Dry Reactor uses a process called a "dry" scrubber, in contrast to competing "wet" and "semidry" (sometimes referred to as "half-dry" or "spraydrying") systems. In wet and semidry systems, when noxious gases are brought into contact with alkaline materials, these systems produce liquid wastes which must be handled with pumping and plumbing systems. Such waste often is corrosive, causing scaling, flaking and clogging of the handling systems and requiring further treatment. In the Dry Reactor, flue gas is directed into a chamber where it is mixed with a dry reagent (lime) by the mechanical action of a rotating plate, known as a "slinger." The slinger delivers the lime perpendicularly to the flue gas allowing intimate contact of the dry reagent and any pollutants in the flue gas. This contact causes a reaction which forms a non-acidic compound and removes as much as 90% of unwanted acid gases. An internal recirculator, located above the slinger, increases the contact time, thus enhancing the removal of pollutants.

ETS's only commercially sold Dry Reactor was installed at the Fairfax Hospital, Fairfax, Virginia in 1987 and was successfully operated until recently when they discontinued the use of their incinerator. It has removed greater than 98% of unwanted acid gases since installation without degradation or greater than normal maintenance. In management's opinion, future sales, if any, of the Dry Reactor will be generated through increasing enforcement and the imposition of tougher standards of clean air legislation and regulations. Specifically, the CAAA institutes a program under which all subject air pollution sources must obtain an operating permit. The USEPA is responsible for issuing regulations and monitoring compliance. The various states must develop and implement the programs. If a state fails to develop or implement such a permitting program, the USEPA must develop and implement a federal permit program for that state. However, until enforcement is strengthened, ETS does not contemplate substantial sales, if any, of the Dry Reactor.

In 1992, Gibbson Engineering Company Ltd. ("Gibbson"), located in Taipei, Taiwan, was granted the exclusive right to market the Dry Reactor throughout Taiwan, R.O.C. The agreement provides that Gibbson pay ETS an up-front license fee followed by a 7% royalty fee on all system components. No sales have resulted from the agreement, and there is no assurance that any royalties will be generated.

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

Stack Testing and Other Field Services. ETS offers analyses of particulate and gaseous emissions for evaluating the performance of pollution control devices and statutory compliance. Customers include both government and private industry. Testing has been undertaken at steel plants, cement factories, quarries, foundries, incinerators, chemical plants and utilities. To assist in supplying these services, ETS has five mobile field testing laboratories for on-site testing and analysis.

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

Major clients, on a continuing basis, for ETS's field service activities include Westinghouse, Philip Morris, DuPont, Air and Water Technologies, Allied Chemical, Duke Power, Sun Oil Company, Tennessee Valley Authority and Baltimore Gas & Electric.

Regulatory Assistance. ETS offers its industrial clients which operate facilities subject to state and federal environmental regulations professional assistance in understanding relevant environmental regulations. Many environmental regulations are complicated, apply only to certain types of operations and not to others and change in their scope and content from time to time. They are written by technical personnel employed by the regulatory agencies in order to fulfill legal requirements of the relevant laws and statutes promulgated thereunder. ETS staff consists of technically trained people who maintain a current knowledge of these environmental regulations and are also familiar with clients' plant operations. Thus, ETS can provide clients specific interpretations of regulations and assist in establishing the most effective route to demonstrate or achieve compliance with specific requirements. The CAAA, particularly Title V regulating permitting, has had a positive effect on demand for ETS's regulatory assistance services. ETS does not employ an attorney on a regular basis in rendering its regulatory assistance services; but has available specialized counsel on an as-needed basis. ETS recommends that its clients seek independent legal counsel to address legal issues, including but not limited to past noncompliance with environmental regulations. In addition, ETS often works with the clients' legal counsel in resolving issues of noncompliance with federal and state environmental regulations.

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

Technical Services. ETS has performed technical and economical evaluations of existing and proposed air pollution control systems. It provides air pollution control system design and on-site services during system erection and start up. ETS also provides advice on emission control system design, specifications, bid evaluation, and air pollution control systems trouble shooting and maintenance as well as operator training.

Training and Education. ETS regularly offers several in-depth seminars in the fields of air pollution control design and regulatory assistance, incinerator emissions control, fabric filtration and electrostatic precipitation. It also has produced a cassette tape seminar. Although training and education constitute only a minor portion of ETS's business, ETSI believes that its involvement in this area allows industry participants to become familiar with its products and services. In total, in excess of 1,000 industry representatives have attended ETS seminars since their inception. The seminars resulted in numerous clients for other services offered by ETSI. ETS has a continuous and comprehensive seminar program servicing industry and government. Recent seminars have been conducted in Canada, Brazil, Egypt, India and Turkey in addition to those held in the United States.

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

It is anticipated that the service business will continue with additional expansion of revenues from areas such as engineering, field testing and regulatory assistance. ETSI intends to continue to explore foreign market opportunities for ETS's products, particularly in Taiwan, Canada, Brazil, Korea, Egypt, India and China to focus on marketing the BPM system and more actively to pursue licensing of the Dry Reactor and Limestone Emission Control System. In addition, the stricter enforcement of the CAAA, if it is implemented, would result in increased activities in both laboratory analysis, field testing, baghouse monitoring and other aspects of ETS and ETSAS' business. There can be no assurance of stricter enforcement of the CAAA.

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

ETS owns two additional patents relating to the LEC. Aspects of the LEC are also covered by U.S. Patent 4,663,136 and European patents based on it. Management of ETS believes that the patents relating to the LEC will protect it from infringing use. On April 29, 1997, ETS was granted U.S. Patent No. 5,624,644 covering the equipment design aspect of the LEC.

ETS holds U.S. Patent No. 4,481,017, issued to Dale A. Furlong and assigned upon issuance to ETS, covering the combination of the electrostatic precipitator and fabric filtration technologies used in the REP. This patent was issued on November 6, 1984.

ETS holds U.S. Patent No. 4,719,791, which relates to the BPM system and claims protection for several unique aspects of the system. This patent was issued on January 17, 1988 and assigned to ETS.

ETS has acquired the non-exclusive license to utilize U. S. Patent No. 4,297,113, which provides a method for eliminating the effect of bag failure on baghouse operations. ETSI has no specific plans for the use of such patent. The license is nonassignable and will lapse upon termination of John
D. McKenna's employment with ETSI.

ETS Analytical Services, Inc.

ETSAS maintains extensive laboratory facilities and modern mostly automated and computerized equipment to detect other types of environmental contamination. It has established a stringent Quality Assurance/Quality Control ("QA/QC") Program to insure data reliability. Although at the end of the 1995 fiscal year, ETSW was a Superfund Contract Laboratory, its status as a Superfund Laboratory had not been renewed due to lack of funding for the program. It continues, however, to receive contracts from the United States Environmental Protection Agency ("USEPA") and other governmental agencies. ETSAS is also a certified laboratory in the states of Virginia and in North Carolina for water, waste water, soil and hazardous waste analysis. In addition to its laboratory operations, ETSAS offers a wide range of field services, including sampling of water and soil, infield testing and on-site monitoring, environmental assessment and monitoring programs. ETSAS owns a mobile laboratory which provides on-site analysis for trace organic compounds. In January, 1995, Environmental Laboratories, Inc., a Richmond Virginia - based company, founded in 1980, engaged in water, wastewater, soil and materials analysis, was merged into ETSAS. This additional operation is located in the same city as ETSW. The merger expands the geographic range of

ETSAS, enables the Richmond operation to bid on larger and more complex contracts than it could support prior to the merger and facilitates a closer working relationship with ETSW. The acquisition of environmental laboratory assets located in Fairfax, Virginia enhances the ability of ETSAS to bid on projects in Northern Virginia. ETSAS has opened a satellite lab in Chesapeake, Virginia in order to better serve its clients in the Chesapeake-Norfolk area.

ETSAS's analytical services include obtaining and isolating samples of industrial and other waste materials including potentially hazardous wastes, analyzing samples by identifying and quantifying their toxic components, electronically archiving data and the delivery of analytical data in a legally defensible manner. ETSAS's analyses are used by regulatory authorities, such as the USEPA and the City of Roanoke, Virginia, and site owners, such as Exxon, Union Carbide and Columbia Gas Transmission, to report the risks posed by the potential or actual presence or release of hazardous substances.

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

Sample Management. All incoming samples, whether they are shipped via courier service or dropped off by local customers, are received by this section and logged into the ETSAS Laboratory Information Management System ("LIMS") which tracks analyses and reports laboratory data. The ETSAS LIMS is an internally developed software system that has received wide recognition from industry and government. The Sample Custodian is responsible for all receiving, storaging, and tracking functions. All samples must be signed out by laboratory analysts for processing, thus maintaining a complete chain of custody within ETSAS.

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

Air Analysis of multi-metal air trains by Microwave Digestion and AAS techniques. Analysis of metals and elements by Inductively Coupled Plasma Emission ("ICP").

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

Inductively Coupled Plasma Laboratory. ICP laboratory is used for rapid analysis of metals/elements. The ICP laboratory is fully automated and computerized and is capable of analyzing up to 69 elements per sample in approximately 5 minutes. Much of the analysis on the USEPA Superfund and Office of Water contracts is performed on this instrument. Raw data is transferred into the ETSAS LIMS for processing and reporting. The ICP laboratory uses "SuperScan," a low cost qualitative scan developed by ETSI for 69 elements per sample.

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

Inland Steel Company - designing emissions control system for pulverized coal facility; (contract value, $291,000), completed May, 1996; and

USEPA Office of Water - analysis of industrial discharges across the United States, (contract value, $160,000), completed September, 1995.

US NAVY - analysis of water discharges from naval vessels, (contract price $55,000), completed 1997.

Ongoing:

Westinghouse certification and compliance testing of facilities; multi-year continuous contract started in 1987 (estimated contract value, $200,000/year);

Pine Bluff Arsenal field services to test control equipment, five year task order contract, 13 test schedules in a year; started March 1994, one year with five option years (maximum contract value, $ 150,000 per year);

Title V permit contracts for various industrial clients; 60% completed as of the end of fiscal 1996; scheduled completion December, 1997 (estimated value, $150,000);

Gas Compressor Stations - analysis of PCB's from several stations; ongoing continuous series of analyses without a determined completion date (estimated contract value, $150,000);

Ironton Iron, subsidiary of Intermet Corporation - various environmental engineering and emission control system design projects; 85% completed at end of fiscal 1997 (estimated contract value, $750,000);

USEPA Engineering and Analysis Division - analysis of trace metals and elements in wastewater, sludges and hazardous wastes; one year with four one year option period; contract value $1,594,000 if fully exercised; and

USEPA Engineering and Analysis Division - wet chemistry analysis of wastewaters and sludges from the same sites for cyanides, phenols, fluorides and other substances; one year with four one year option period; contract value $1,026,000 if fully exercised; and

China Steel, Taiwan - Letter of Intent to design and install three LEC systems to be completed in fiscal 2000 (estimated contract value, $7,000,000); contingent upon successful negotiations and ETS posting a performance bond.

See discussion under "Completion of Contracts by Subsidiaries of ETSI" below.

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

Representative Clients

Clients of ETS and ETSAS represent the following industries: power generation (utilities), petrochemical, chemical, tobacco, iron and steel, non-ferrous metals, gas utilities, heavy manufacturing, engineering, government agent contractors, municipalities and regional and federal government agencies. Representative clients are those in the industrial segments to which ETS and ETSAS supplies services. Such clients of ETS and ETSAS include: Kentucky Power Company and Pennsylvania Power & Light (power generation), EXXON (petrochemical), Dupont and National Paint and Coating (chemical), Philip Morris (tobacco), Inland Steel (iron and steel), Reynolds Metals (non-ferrous metals), Columbia Gas (gas utilities), Westinghouse (heavy manufacturing), Dames & Moore (engineering), Draper Aden (environmental engineering consulting); Smith Environmental (environmental engineering); Phillips Environmental (environmental engineering); Ironton Iron (iron foundry); KVB (government agency contractors), County of Roanoke, City of Richmond (municipalities) and USEPA (regional and federal government agencies).

Competition

Although the pollution control industry in general is growing rapidly, competition is intense. Marketing resources and expertise are increasingly important to success. In addition, the pollution control markets are subject to rapid change. Unforeseen technological, legislative and business developments relating to pollution control outside the scope of ETS and ETSAS' business may have significant adverse effects upon ETS and ETSAS' business. Many of ETS and ETSAS' competitors have substantially greater resources than ETSI, and the size and reputation of many of these companies may give them a competitive advantage over ETSI. However, ETSI has successfully competed for USEPA contracts against large firms such as General Electric Company and Bechtel Power Corporation. Likewise, ETSI has won utility contracts in competition with firms as Research Cottrell, Inc. and Gilbert Commonwealth Engineering.

Major competition for the LEC and Dry Reactor markets come from the U.S., Japan and Europe. In the U.S., primary competitors include Babcock and Wilcox, General Electric Environmental Service and Research Cottrell. Foreign competitors include Chiyoda, Hatachi-Zosen, Mitsui and Fuyikasui Engineering Co. from Japan and Lurgi, Flakt/ABB, Steinmuller, FLS Miljo, Snamproqette and Tampella from Europe. Most of these companies offer both semi-dry and wet systems. However, it is management's opinion that the LEC is the lowest cost, most efficient acid gas removal system.

ETSI is aware of at least two companies that are developing smokestack chemical removal products which reduce nitrous, as well as sulfur, oxides which are removed by ETS's LEC process. In management's opinion, the ETSI's LEC device is smaller, less complex, simpler to operate and easier to retrofit than one of the competing products and has a lower waste disposal cost and its waste is nonhazardous compared to the second competing process.

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

Competition for analytical laboratory services comes from local concerns for
regional business.   National and government services require more
sophisticated analytical techniques for which many laboratories lack equipment and personnel. The USEPA has indicated that it will institute a national certification program. If and when it does, management believes that many competing firms may leave this aspect of the business.

ETS competes with universities, equipment manufacturers and other consultants in the area of contract research and development. ETSI believes that the key criteria considered by potential purchasers of its services and products are service and product quality, the quality of support, the consistency of marketing and promotion programs, the financial stability of ETSI and pricing.

Government Regulation

The USEPA is the principal federal agency responsible for environmental matters, including the disposal and discharge of hazardous substances. State and local governments are involved in implementing environmental programs on a state and local level. USEPA, state and local policies can adversely affect the demand for ETS and ETSAS' services by relaxing regulations requiring tests, by delaying the effective date of regulations which require tests and by relaxing its enforcement efforts. Furthermore, to the extent that the budgets of administrating agencies are reduced, or funds are not made available to them, the demand for ETS and ETSAS' services can also be adversely affected. Applicable federal legislation includes the Resource Conservation Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and amendments, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), which authorized the appropriation of $8.5 billion for Superfund for the five-year period beginning October 17, 1986 and was refunded in 1990 for an additional five years for $5.1 billion. Funding for SARA was not renewed at the termination of the extension of the act. ETSAS suffered some loss of revenue as a result. However, the laboratory has diversified into serving industrial and commercial clients and receives Federal contracts which were not funded through SARA.

ETSAS generates small quantities of hazardous waste in processing, certain samples. Such hazardous waste is segregated in special containers and disposed of by licensed waste transporters. ETSAS reserves the right to return the unused portions of samples received. ETSAS is also licensed with the USEPA and the State of Virginia to generate and properly store small quantities of hazardous waste. Such waste may not be stored longer than six months and must be disposed of through a licensed hazardous waste transporter to an approved treatment/disposal site. ETSI believes that its operations have at all times been in compliance with all federal, state and local environmental laws and regulations. ETSW, in its remediation projects, often removes hazardous waste.

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

ETSI has obtained certifications from all jurisdictions in which it does business as required to conduct its laboratory testing. ETSAS is required to pass proficiency tests and evaluations which are given on a periodic basis to retain its certification and to participate in contracts under the Superfund Program. ETSAS has never failed a proficiency test and believes, but there can be no assurances, that it will be able to obtain the required certifications and approvals in all jurisdictions where it plans to do business in the future. The inability of ETSI to retain present, or obtain new, certifications or approvals where required, would adversely affect its business.

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

Employees

ETS and ETSAS have a total of approximately 17 management and supervisory, 55 field and technical and 17 administrative employees. Employees are not represented by labor unions and relations are considered good.

Insurance

ETSI, for itself and its subsidiaries, ETS and ETSAS, currently carries general liability insurance with an aggregate limit of $1,000,000, and automobile liability insurance with $1,000,000 for each occurrence and professional liability insurance of $1,000,000. It also carries excess liability insurance of $1,000,000, as well as workers' compensation and liability insurance in statutory amounts.

ETS Water & Waste Management, Inc.

History and Overview

Stamie E. Lyttle Co., Inc. was established by Stamie Lyttle in 1947 as a partnership originally known as Lyttle & Barnes. With two employees, it installed septic systems for new homes. In succeeding years, it expanded into other related environmental and construction areas. Lyttle Utilities, Inc. was formed in 1982. Lyttle Utilities, Inc. contracted water and sewer installations for municipalities, while Stamie E. Lyttle Co., Inc. concentrated on residential construction. In 1985, LPS Corp. was formed as a leasing company for the affiliated companies. Stamie E. Lyttle Co. Inc., Lyttle Utilities, Inc. and LPS Corp. were merged in June, 1994 into ETSW, a subsidiary of ETSI. Business previously conducted individually by the three companies is now conducted by ETSW under the trade name "Stamie E. Lyttle Company." ETSW provides infrastructure services to municipalities throughout the Commonwealth of Virginia, including the state government, encompassing installation of water, sewer and storm sewer mains, installation of gas lines and environmental clean-up. For the private sector, ETSW provides services to industrial, commercial and residential developers. Industrial and commercial services include installation of and disposal of nonhazardous waste. Residential services include hookup of development projects to municipal water and waste disposal systems. ETSW also operates ETSL under the trade name "Pipe-Liner Installers." Pipe-Liner Installers is primarily involved in the trenchless rehabilitation of sewer and water lines under a license from Ultraliner, Inc. ("Ultraliner") covering most of the State of Florida. ETSW also has a license from Ultraliner covering Northern Virginia. ETSW also has agreed to be a licensee with TRS, Limited, Canada, for pipe bursting technology for Virginia, Maryland and Florida.

Municipal Activities

Municipalities, particularly in the area surrounding Richmond, Virginia traditionally serviced by ETSW, have been growing at an annualized rate of approximately 5%. This growth has strained the ability of towns and counties to deliver water to its industrial and residential base and to handle waste. In addition, these same municipalities have had to upgrade their decaying and inefficient water and waste handling systems though construction, remediation and clean-up. The process of installing and upgrading water and waste disposal facilities is continuous because of on-going population and industrial growth, aging infrastructure and compliance with federal and state environmental regulations.

In order to bid for municipal water, sewer and storm sewer main contracts, ETSW must "prequalify" for each job (as in the City of Richmond) or annually prequalify for each community which it serves. Prequalification requirements include a proven track record of successfully completing similar projects, necessary manpower and equipment to commence and complete the project and bonding capacity to support the technical and manpower needs. The bond required is a "performance and payment bond" issued by a surety company based on contractor competence and financial backing. ETSW has successfully prequalified for every job for which it has bid and is prequalified by all the municipalities in which it works.

Municipalities and the state governments must, by law, advertise in local newspapers and public bulletin boards and through the Dodge Report. The Dodge Report is distributed weekly to subscribers and contains all material information on municipal construction projects, including description, scope of work, requirements for the contractor, estimated amount of bid and availability of plans and specifications, thus enabling contractors to decide which projects to pursue and to formulate bids. ETSW not only bids on the basis of the specifications contained in the Dodge Report, but is also often invited by the municipalities themselves to bid on specific projects. ETSW selects the projects that it desires to bid based on its computer analyses of present and future work requirements and its anticipation of profitability of the project based on the cost of past similar projects. It then prepares and submits bids on appropriate projects. Bidding is generally closed. Bids are opened in a public place and the low qualified bidder is awarded the contract. In some instances, specifically projects for the City of Richmond, Virginia and the Commonwealth of Virginia, minority participation is required to complete the project and is set forth in the requirements and in the bid. Because of its size and experience, ETSW has developed an excellent relationship with qualified minority contractors who ably perform their tasks as part of the contracting team.

The municipality notifies the low bidder contract awards in writing, stating the time frame in which the project must be completed. If ETSW is the low bidder, ETSW must submit a profile called the "Critical Path Method" or "CPM" setting forth the time frame in which it intends to complete the project so that the designated representative of the municipality can follow the project as outlined in the CPM. Projects generally run in phases with progress billing on a monthly basis until completion.

Typical Recent Municipal Projects:

City of Richmond, awarded September, 1995, estimated completion in October, 1997 represents construction of a concrete drainage channel and the reconstruction of a storm drain system and related work. Total award is approximately $1,900,000.

York County, awarded June, 1995, involved installation of 16" water; completed in February, 1996. Total award was $625,000.

County of Henrico, awarded in August, 1996 is a contract valued at $268,696 to furnish two water lines. Completion is expected in October, 1996

VDOT, awarded July, 1997, is a contract valued at $1,168,492 for the installation of water and gas main lines. Completion is expected by June 30, 1998.

Commercial Construction

ETSW performs services for developers, corporations and homeowners. For residential and commercial developers, ETSW provides the interface between the developer and the local zoning authorities for site development plan, sewer and water main hookup and soil conditions. For commercial and industrial customers, ETSW provides the technical expertise required to maintain the plant conditions in an environmentally safe fashion. For example, a factory or office building owner often will establish its own sewer system but will later discover that the installation does not meet the needs for adequate holding tank capacity. ETSW, in such a situation, will design and modify the equipment to meet legal and environment requirements. It also maintains such equipment.

Thus, it can uniquely provide reliable and timely service without the problems of job overload which afflict smaller competitive firms. ETSW was often the original installer of the equipment for the developer and maintains records of each facility indefinitely and thus knows which equipment was installed and when so that it can often assess problems before arrival of its employees on site.

Typical ETSW Commercial Projects

The following is representative of commercial projects undertaken by ETSW:

Stonehouse, Inc., a wholly-owned subsidiary of Chesapeake Corporation, involved the installation of 36" water line; this contract was the first phase of a 20-year development project. The first phase was successfully completed in March, 1996. Total contract amount was $770,000.

In December, 1996, ETSW was awarded a major contract with DPR Construction Corporation for construction of water and sanitary server lines at The White Oak Semiconductor facility in Henrico County, Virginia for $1,800,000, which was subsequently increased to $3,600,000 with an expected completion date of October 1997.

Ultraliner

In February, 1996, ETSI acquired certain assets of Olympic Industries, Inc., Pompano Beach, Florida, for 539,130 Shares of Common Stock. The assets were placed in a newly-formed corporation, ETSL, a Virginia corporation, and a wholly-owned subsidiary of ETSW.

Through the purchase of these assets, ETSW entered the trenchless rehabilitation business throughout Florida (except the "Panhandle" area) and in Northern Virginia. ETSW believes that the trenchless rehabilitation market will be a major growth area as the sewer and water lines in most urban areas throughout the world are wearing out. Over time, pipes get old and brittle causing breaks which lead inevitably to water leaks and the seepage of ground water into the pipes. In many cases, roots grow into pipes and entire sections of pipe are frequently missing.

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

The "Ultraliner" technology used by ETSW and ETSL is expected to permit rehabilitation of such lines on a faster, cheaper and cleaner basis without the necessity of digging trenches. First, a robotic vehicle with lights and video cameras traverses the damaged lines to detect blockage, offset joints or other impediments. Then, any remedial work is performed within the existing lines either through a point repair from the surface or through a remote device. Installation of Ultraliner requires only one insertion point. At the job site, liner which is constructed specifically for the job and which is folded to fit within the existing sewer or water line is inserted so that it extends through the damaged length. The length of each pipe is at least the distance from manhole to manhole. Insertion is made with a power winch and steel cable connected to the end of the liner. Then, through application of heat and pressure, the liner expands to fit within the existing line. The fit is so tight that it leaves no annular space for unwanted water migration between the Ultraliner and the old pipe. The new smooth interior maintains peak flow and inhibits buildup of foreign material. The life of the replacement liner is the same as new pipe.

ETSL has been awarded a contract with an estimated value of $650,000 by the City of Fort Lauderdale to install 8" Ultraliner for rehabilitation of old sewer lines. Installation under the contract commenced in March, 1996; estimated completion in September, 1996. The City of Orlando has awarded ETS Liner, Inc. a one-year maintenance contract with a value up to $500,000.

In October, 1996, ETSW received over $2.3 millon in new contracts, on which work commenced in the second quarter of fiscal year 1997. These contracts include: two Ultraliner projects with the County of Henrico which are valued at a combined total of $455,255 for the installation of 5315 linear feet of 8" Ultraliner PVC alloy TM pipeliner and related repairs and new line work; additional Ultraliner work totaling $215,000, including a City of Richmond Demonstration Project; the Little Tomahawk Creek Project awarded by the County of Chesterfield, Virginia for $989,412 to furnish and install approximately 15,113 Linear Feet of 24, 21, 18, 16, 15 and 10 inch sanitary sewer; and orders for installation of new water, sewer and irrigation projects with a combined value of $715,884.

In July, 1997, ETSL received five contracts totaling close to $1,000,000, of four of which contracts required the Ultraliner to be used for storm lines and sanitary sewer repairs in the cities of Ft. Lauderdale, Hollywood and Orlando, Florida and the Hurlhurt Air Force Base in Cocoa, Florida. ETSL's slipliner will be implemented for use in the replacement of sewer lines in Melbourne, Florida.

ETSW has successfully completed two demonstration projects in Virginia. The first one was in Fairfax County, Virginia, in November, 1995 of lining 1,438 linear feet of existing eight inch concrete sewer pipe, including reinstatement of 22 sewer services for existing homes, which was witnessed by personnel from the engineering community and municipalities from the Richmond and Northern Virginia areas. The other project is located in Stafford County, Virginia involving the lining of 390 linear feet of eight inch sewer pipe and the reinstatement of five sewer laterals which was completed in June, 1996. Although both of these projects were small, they demonstrated both the effectiveness of the Ultraliner technology and the ability of ETSW to implement the technology. During the first part of fiscal 1997, ETSL encountered some minor technical problems associated with new materials from the manufacturer, which materials were experimental. However, with improvement of the product, ETSL currently believes that the technical problems have been resolved.

ETSW Future Plans

ETSW began in the Spring of 1995 and continued in fiscal 1997 to expand the services it offers into Northern and Western Virginia in the areas of plumbing, sprinkler irrigation and fencing. ETSW also has begun to bid for projects through Virginia and into Maryland and New Jersey. It plans to increase its geographical reach through steady and organized growth.

ETSW has begun to tap the growth of Northern Virginia by providing similar municipal services there as it does in the Richmond area. In April, 1994, it opened an office in Fairfax, Virginia, from which it is bidding on municipal construction projects. It was awarded a major contract with the Fairfax County Water Authority as a subcontractor to Branch Highways which is presently under construction. It desires to acquire companies in similar businesses, although no such acquisition candidates have been located and there is no assurance that any will be found. ETSW intends to focus on commercial construction projects and on projects involving the Ultraliner technology or other technology-based construction techniques.

ETSW is working with ETS and ETSAS to provide turnkey construction projects utilizing its construction expertise and ETS's LEC and Dry Reactor technologies and ETSAS's chemical and water analyses of pollutants. The advantage of proposed joint ventures with the other ETSI subsidiaries is that previously ETS could only offer its technologies on a royalty only basis, whereas with ETSW it can now offer both the technology and the construction of devices employing a given technology or clean up of environmental problems. Thus, ETS need not market its technologies through contractors, but directly to end-users, specifically, hospitals for Dry Reactor and utilities and manufacturing companies for the LEC system.

ETSW Personnel

In fiscal 1997, ETSW had approximately 160 employees, 30 in residential service, 100 in construction and 30 in supervisory and administration service. ETSW employees are not represented by any union. Management considers its relationship with its employees to be good. Some of its personnel are third generation employees.

ETSW Insurance

ETSW carries $2,000,000 of general liability, $1,000,000 of product liability, $1,000,000 per occurrence of bodily injury and automobile and a $5,000,000 umbrella insurance policy. ETSW also is covered by a surety bond.

ETSW Government Regulation

ETSW's activities are regulated by Federal and state statutes. In general, Federal statutes are enforced on the state level by the Virginia Department of Labor and Safety for OSHA safety standards and by the Department of Health or Department of Public Works for sewer, septic and water systems. ETSW has never been cited for a safety violation.

ETSW Competition

ETSW's competition comes from many smaller and narrowly focused companies in its geographical region. ETSW's market share of each of its business activities exceeds 50% in the Richmond, Virginia area. In the trenchless sewer and water main rehabilitation business, its major competitor is Insituform, Inc. ETSW believes that its technology is superior and that it can underbid Instituform on projects and still provide adequate margins. However, Insituform has been completing projects for municipalities for over a decade and Ultraliner must first prove itself to municipalities through successful completion of small contracts before it could be chosen on larger programs. Progress in these areas has been achieved in fiscal 1997.

Completion of Contracts by Subsidiaries of ETSI

Most of ETSI's subsidiaries' contracts are of a short-term duration and are completed within a few months of the order or award. Certain contracts, such as those from utilities, are annual and are completed in stages against task orders. Government agencies often issue open orders for which task orders are issued. There are no conditions precedent to the issuance of task orders, and they are issued pursuant to the specific orders of the client for the services. The Company's backlog consists of contracts and task orders, already given but not yet completed and does not include open orders which may or may not result in task orders. In general, it has been ETSI's experience over the past three fiscal years that substantially all open orders ultimately result in task orders. Task orders have, from time to time, exceeded the amount of open orders due to needs of the client which developed subsequent to the contract date. However, the dates when open orders result in task orders, subject to the length of the contract and the possibility that certain open orders will not result in task orders, depends on both the needs of the client throughout the contract period and, in the case of federal agencies, the availability of funding. There can be no assurance that existing contracts or future contracts containing open orders will result in task orders covering the entire contractual amounts. In addition, ETSI is not aware of any significant unrecognized cost to complete any open contract.

Unfavorable weather conditions can cause postponement and delays in executing contracts, which may adversely affect the profitability of such contracts. ETSI's construction activities, in particular, are materially affected by adverse weather conditions.

Item 2.     Properties

ETSI occupies approximately 45,000 square feet of office and laboratory space in a modern commercial building in Roanoke, Virginia, under lease agreements of its subsidiaries, ETS and ETSAS, effective as of February 1, 1991, which expire on December 31, 2000, from PDJ Associates, a partnership in which John
D. McKenna, President of ETSI and Roberta Greiner, widow of Gary P. Greiner, formerly an officer and director of ETSI, are partners. ETSI believes that the leases with PDJ Associates are on terms as favorable as those which would have been available from a non-affiliated third party.

The analytical capabilities of ETS and ETSAS consist of three entities: a) a fixed-location state of the art automated and computerized comprehensive analytical laboratory for the analysis of contaminated air, water and solid waste samples; b) mobile laboratories which provide the capability for field analysis of toxic air emissions; and c) a fixed location fabric testing laboratory which provides specialized filter bag (fabric) testing and evaluations. Management believes that the laboratory and office premises are adequate for ETS and ETSAS' present and anticipated needs.

On June 1, 1994, ETSW entered into a lease of its premises which are owned by the estate of Stamie E. Lyttle at $10,500 per month for two years. On June 1, 1997, the lease was renewed for a one-year term with three one-year renewal options. 11,500 square feet is allocated for office space; 20,000 square feet for warehouse and 10,000 for service and maintenance. Outside storage exists for materials storage and for parking of vehicles. The premises are located on 13 acres on the south side of Richmond, two miles from Interstate 95. ETSW maintains its own fleet of vehicles and equipment. The premises and equipment are considered adequate for the needs of ETSW. In addition, subsidiaries of ETSI lease regional office and/or laboratory space in Orlando, Florida, Fairfax, Richmond, Norfolk and Chesapeake, Virginia and Huntington Valley, Pennsylvania.

Item 3.     Legal Proceedings.

No material legal proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company are any such legal proceedings threatened.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Executive Officers and Significant Employees of the Registrant
--------------------------------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 1997.

The names, ages and position of all of the executive officers and significant employees of ETSI as of May 31, 1997 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement nor any understandings between any officer and any other person pursuant to which the officer was selected.

John D. McKenna (57 years old) has been President of ETSI since 1988, and serves as Chief Executive Officer of ETS and ETSAS. He was President of ETS from 1978 to 1991 and has been a Director of ETS since its incorporation in 1973. Dr. McKenna received his B.S. in Chemical Engineering from Manhattan College in 1961 and undertook graduate studies in mechanical engineering at the University of Bridgeport in 1962 and 1963. He received his M.S. in Chemical Engineering from Newark College of Engineering in 1968 and his M.B.A. from Rider College in 1974. In 1991, Dr. McKenna received his Ph.D. from Walden University, Minneapolis, MN. Dr. McKenna's expertise in air and water pollution control applications includes economic evaluation applications, pilot plant and fall scale studies of alternative pollution control techniques. He has written a textbook on air pollution technology and has authored or co-authored 31 publications on the subject of air pollution control. On May 1, 1992, Dr. McKenna was chosen by the Centennial Committee to Select Outstanding Engineering Graduates of Manhattan College School of Engineering as one of Manhattan College's Outstanding Engineering Graduates. He is a member of Tau Beta Pi, the National Honor Society of Engineering; the National Association of Environmental Professionals; and is listed in Who's Who in Engineering, Environmental Registry, Finance and Industry, the World and Science and Engineering. He is Past Chairman of the State of Virginia Advisory Board on Air Pollution.

John C. Mycock (58 years old) has been an Officer and Director of ETSI since 1988 and serves as Secretary/Treasurer of ETS and Secretary of ETSAS. He has been an Officer and Director of ETS since 1979. He has had over twenty years experience in the field of air pollution control. Mr. Mycock currently is responsible for all preorder sales and marketing activities of ETS. He has been involved in start-up and testing of scrubbers, precipitators and fabric filters. His experience has been heavily oriented to utility boiler control systems for both particulate and sulfur oxide emissions. He is the author of a handbook of air pollution control, engineering and technology and the author or co-author of fifteen publications, primarily on the subject of fabric filters and baghouses. Mr. Mycock attended Mercer County Junior College and Trenton State College.

Coleman S. Lyttle (44 years old) has served as President of Lyttle since June, 1994. From 1982 to 1994, he was President of Stamie E. Lyttle Company, Inc. and Lyttle Utilities, Inc. From 1975 to 1982, he was Senior Estimator and Project Manager of Stamie E. Lyttle Company, Inc. Mr. Lyttle received his B.S. in Business Administration from Virginia Polytechnic and State University in 1975.

Navin D. Sheth (51 years old) has served as Executive Vice-President of Lyttle since June, 1994 and, since May, 1996, also served as Chief Operating Officer. From 1972 to May, 1994, he was associated with Stamie E. Lyttle Company, Inc. in the following capacities: from 1982 to 1994 - Vice President-Finance; from 1979 to 1982 - Controller; from 1972 to 1979 - Operations Analyst. Mr. Sheth was Assistant Professor, Virginia College, Lynchburg, Virginia from 1971 to 1972. He received his B.S. in Chemistry in 1967 from Bombay University and his MBA in 1971 from Atlanta University, Atlanta, Georgia.

Arthur B. Nunn (45 years old), President of ETS, served as President of Air Compliance, Inc. until the acquisition of its assets by ETS in April, 1995. From 1981 to 1991, he was Vice-President of Scott Environmental Technology, Inc.; from 1978 to 1981, Department Manager, Environmental Engineering Division of TRW, Inc.; from 1977 to 1978, Monitoring Engineer for the Fairfax County Air Pollution Control Board; and from 1976 to 1977, Regional Chemist, Northern Virginia for the Virginia State Air Pollution Control Board. Mr. Nunn served in the Air Force from 1975 to 1976. His experience in the fields of air pollution control include consulting, modeling, engineering, permitting, regulatory development, sampling, analysis and impact evaluation. He is the author of numerous articles in the field of air toxics management and monitoring. Mr. Nunn received his B.S. in Chemistry from the Virginia Military Institute in 1975 and his M.S. in Environmental Science from George Washington University in 1978.

David F. Tompkins (49 years old) has been President of ETSAS since its formation in 1990. Form 1978 to 1990, he was employed by Centec, for which he served as President from 1985. In his positions with ETSAS and, previously with Centec since 1985, he has been responsible for technical administration of the Inorganic Analytical section, as well as strategy, policy and financial planning and control of business operations. From 1978 to 1985, his responsibilities included technical and administration of the laboratory operations as well as strategy, policy and financial operations. Mr. Tompkins received his B.S. in Geology from Kent State University in 1971, his B.A. in Chemistry from Kent State University in 1973 and his M.Ad. from Lynchburg College in 1985. He holds a patent and was the recipient of an IR 100 Award for 1984 on the PCB Field Test Kit of which he was a co-inventor.

Significant Employees

James B. Quarles (44 years old), Senior Vice President ETSI, was formerly employed as Chief Executive Officer of ENVIROS, Inc., Seattle, Washington, a position he held for ten years as founder until the company's recent sale to a British firm. Mr. Quarles began his career twenty-five years ago with the U.S. Navy in Panama and was appointed by former Chief of Naval Operations, Admiral Elmo Zumwalt, Jr. After building a solid science and engineering foundation for the research, development and commercialization of biotechnology-based pollution control products and services, Quarles expanded his former organization to include a network of subsidiaries, allowing for the successful delivery of the systems to the public and private sectors in the U.S., Mexico, Canada and France.

James W. Raulston (69 years old), President ETSL, has extensive project management and broad construction expertise, as well as experience and a keen interest in the sewer relining and rehabilitation field. He is a graduate of Auburn University where he studied both Building Technology and Civil Engineering. His foreign experience has included project engineering in Pakistan and cost engineering management of a $250 million project in West Africa. His domestic experience includes executive management of firms engaged in construction of sewer, water and gas pipeline facilities. His career also includes working as an independent consultant in Sewer System Evaluation Survey work and conducting seminars in Infiltration and Inflow Management.

Edward D. Handel, Ph.D. (47 years old) has, since 1990, served as Manager, Regulatory Assistance. He received his B.A. in Chemistry from Youngstown
(Ohio) State University in 1972 and his Ph.D. in Chemistry from North Dakota State University in 1977. From 1981 to 1990, he was employed by Centec where he was responsible for the technical administration of the Organic Analytical and research and development section. From 1979 to 1981, he was an Assistant Professor at Virginia Polytechnic Institute on the Faculty of Chemistry. Dr. Handel directs activities related to environmental permitting, including performing air dispersion modeling using both measurement and computer techniques and the establishment of meteorological stations on plant sites required to collect data for modeling purposes. Dr. Handel also directs environmental audits and risk assessments.

PART II

Item 5.     Market for Registrant's Common Equity an Related Stockholder
            Matters.

      ETSI' s common stock trades on the American Stock Exchange - Emerging Company Marketplace ("AMEX-ECM") under the symbol "ETS.EC." The following table summarizes the market price information for ETSI's Shares on the AMEX-ECM during fiscal 1996 and 1997.

                                     High         Low
                                     ----         ---
Year Ended May 31, 1997

      First Quarter                  $1.19       $0.69

      Second Quarter                 $1.00       $0.69

      Third Quarter                  $1.06       $0.63

      Fourth Quarter                 $0.81       $0.50


Year ended May 31, 1996

      First Quarter                  $2.06       $1.50

      Second Quarter                 $1.81       $1.25

      Third Quarter                  $1.56       $1.31

      Fourth Quarter                 $1.38       $0.94



      As of May 31, 1997, there were approximately 1,600 stockholders of record of ETSI.

      No dividends have been declared or paid by ETSI and it is anticipated that, for the foreseeable future that all profits will be reinvested in the business of ETSI.

In addition to the registrant's shares of common stock, there were issued and outstanding as of May 31, 1997 warrants and options to purchase shares of common stock as follows:

      Number           Type       Exercise         Termination
                                   Price              Date
       5,000         Warrants      $2.20       December 28, 1999
      10,000         Warrants      $2.20       December 31, 1999
       1,000         Warrants      $2.20       January 3, 2000
      25,000         Warrants      $2.20       January 17, 2000
      10,000         Warrants      $2.20       March 31, 2000
      33,350         Warrants      $1.00       November 27, 2002
     142,858         Warrants      $1.00       February 10, 1999
     142,858         Warrants      $1.00       February 9, 1999
     175,809         Warrants      $1.00       February 23, 1999
   1,000,000         Warrants      $ .76       February 27, 2002
     258,000         Options       $2.35*      November 4, 1997
     350,000         Options       $1.50       July 13, 1998
     100,000         Options       $1.37       July 19, 1998
      23,200         Options       $1.38       August 20, 1998
      15,000         Options       $1.75       October 28,  1998
     147,200         Options       $1.06       April 11, 1999
     355,000         Options       $1.69       June, 17, 1999
      75,000         Options       $1.81       September 29, 1999
      14,000         Options       $1.88       January 12, 2000
       4,000         Options       $1.88       January 16, 2000
      31,000         Options       $1.75       January 31, 2000
       8,000         Options       $2.06       March 1, 2000
     160,000         Options       $1.75       May 8, 2000
      22,000         Options       $1.68       August 10, 2000
      10,000         Options       $1.06       May 20, 2001
     200,000         Options       $1.06       May 24, 2001
       4,000         Options       $1.00       May 24, 2001
      31,000         Options       $1.00       May 24, 2001
      10,000         Options       $1.00       May 24, 2001
      14,000         Options       $1.00       May 24, 2001
       6,000         Options       $1.00       May 24, 2001
      77,000         Options       $1.00       May 24, 2001
     135,000         Options       $ .75       July 25, 2001
      47,000         Options       $ .75       July 25, 2001
      30,500         Options       $ .75       July 24, 2001
      93,000         Options       $ .75       July 24, 2001
      82,000         Options       $ .75       July 24, 2001
      31,000         Options       $ .75       July 24, 2001
      20,000         Options       $ .75       July 24, 2001
      20,000         Options       $ .75       July 24, 2001
      50,000         Options       $ .75       October 14, 2001
      15,000         Options       $ .75       October 14, 2001
      10,000         Options       $ .75       October 20, 2001
      10,000         Options       $ .75       October 20, 2001
      20,000         Options       $ .75       October 20, 2001
      10,000         Options       $ .75       October 20, 2001
     100,000         Options       $ .75       February 4, 2002
      20,000         Options       $ .75       February 4, 2002
      25,000         Options       $ .75       February 4, 2002
      50,000         Options       $ .75       February 4, 2002
     700,000         Options       $ .75       February 4, 2002

*Canadian dollars
The table below sets out a summary of all securities of ETSI sold by ETSI within the past three fiscal years which were not registered under the Securities Act of 1933. Securities are shares of common stock of ETSI unless otherwise indicated. Price is cash consideration in United States dollars received by ETSI unless otherwise indicated.


                                        ETS INTERNATIONAL INC. STOCK TRANSACTIONS

  DATE        PURCHASER                                           EXEMPTION                 SHARES        PRICE
  ----        ---------                                           ---------                 ------        -----
   6/01/94    Stamie E. Lyttle Estate                                                        450,000
              Coleman S. Lyttle                                                              109,334
              Navin D. Sheth                                                                 532,208
              David C. Paulette                                                              532,208
              Mitchell A. Thomas                                                             124,250
                Total                                             Statutory Merger         2,730,000     251,613
   9/27/94    Navin T. Parekh                                     Private Placement           32,680      50,000
              Francis A. & Christine DeSio                        Private Placement            8,571      12,000
              Gilbert LeDesma                                     Private Placement            6,428       9,000
   1/19/95    Steven R. Pond                                                                 200,000
              Charles W. Albertson                                                             2,000
              William R. Anderson                                                              2,000
                Total                                             Merger                     204,000      55,350
   2/01/95    Ruth H. Zelitch                                     Private Placement           10,000      20,000
              Eugene M. Downs                                     Private Placement            5,000      10,000
              Samuel N. Malkind                                   Private Placement            1,000       2,000
              Dr. Allen Kahn                                      Private Placement           25,000      50,000
   4/03/95    Air Compliance                                      Asset Purchase             113,000     219,220
   4/12/95    Euro Securities, Ltd.                               Private Placement           10,000      20,000
   1/30/96    Olympic Industries                                  Asset Purchase             539,130     775,000
                - Olympic Industries - 226,087 Shares
                - R. Snyder          - 313,043 Shares
   8/22/96    Watergaard Publishing Conf.                         Services involved            7,500       6,000
                                                                  with Advertising/Public
                                                                  Relations
   11/22/96   Thomas W. Marmon                                    Payment of Notes Payable   833,333     500,000
   2/07/97    Dr. Allen Kahn                                      Private Placement          142,858     100,000
   2/07/97    Jonathan & Salley Kahn                              Private Placement          142,858     100,000
   2/20/97    Chih-Ting Kuo (Marketing International)             Regulation S/Services       20,000      10,000
                                                                  for raising capital
   2/24/97    Dr. Allen Kahn                                      Private Placement          175,809     100,000
   5/21/97    Lionhart Investments                                Regulation S               145,335      50,776

Item 6.     Selected Financial Data

Selected Financial Data as of and for the Years Ended May 31

                                  1997          1996           1995           1994           1993
Total Revenue                 $24,125,260     $20,539,261    $19,911,906  $17,090,109   $17,408,201
Gross Profit                    4,519,763       1,983,500      3,535,181    2,383,846     2,550,313
Operating
  Income (Loss)                   557,410     (1,638,564)        496,616    (588,525)      (767,711)
Net Income
  (Loss)                          148,435     (1,998,791)        502,666    (701,392)      (865,419)
Total Assets                   12,304,549       9,835,016      9,658,611    7,672,962     6,987,982
Long-term Debt, net
  of current portion            1,063,131       1,260,133        867,817    1,002,234       243,667
Total Stock-
  holders' Equity               3,162,635       1,488,306      3,329,664    2,436,151     2,974,101

Earnings (Loss) Per Share:

Primary                              $.01         $(0.16)          $0.04      $(0.06)        $(0.07)
Fully Diluted                        $.01         $(0.16)          $0.04      $(0.06)        $(0.07)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This document contains, and the Company may from time to time publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) changes in legislative enforcement and direction, (ii) unusually bad weather conditions, (iii) unanticipated delays in contract execution, and (iv) abrupt changes in market opportunities.

Result of Operations

Introduction

      A few relatively large contracts in any one business segment in any fiscal year can make any segment generate relatively large revenues in that year. Because disproportionate generation of income has occurred periodically throughout the existence of ETSI, the Company's strategy has been to offer a variety of services and maintain a flexible staff capable of executing different tasks. Services are tied to different markets, such as new pollution control equipment expenditures by industry, government funding or legislative enforcement. In addition, ETSI continually markets its services through brochures, seminars and attendance to trade shows and conferences and by telemarketing. ETSI attempts to increase its business in the aggregate. As the United States experiences economic and legislative cycles, the demand for each of the Company's services fluctuates accordingly. Likewise economic cycles in countries such as Taiwan and South Korea can influence the foreign demand for ETSI's products and services.

      On June 1, 1994, ETSI merged with three related Richmond, Virginia firms, Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. And LPS corporation, and consolidated them into ETSW, a wholly owned subsidiary of ETSI. The combination was effected through the issuance of 2,730,000 shares of ETSI common stock and has been accounted for as a pooling of interest. On January 19, 1995, ETSI merged a Richmond, Virginia firm, Environmental Laboratories, Inc., with its subsidiary, ETSAS, which increased ETSAS size by about 50% and makes ETSAS the largest environmental contract laboratory in the state of Virginia. This combination was effected through the issuance of 183,600 shares of ETSI common stock and has also been accounted for as a pooling of interests. On April 3, 1995, ETSI purchased, through the issuance of 113,000 shares of ETSI common stock, the assets of Air Compliance, Inc., a Pennsylvania Corporation, and incorporated these assets into the business of ETS. On February 5, 1996, ETSI acquired certain assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETSI's common stock and incorporated these assets into a new wholly owned subsidiary of ETSW, ETS Liner, Inc. On April 18, 1996, ETSI acquired certain laboratory assets of Dewberry and Davis, Inc. in exchange of 65,617 shares of ETSI's common stock and incorporated these assets into ETSAS. These transactions are discussed further in Note 2 to the audited consolidated financial statements for the year ended May 31, 1997 (fiscal 1997"). The transactions are anticipated to broaden the revenues and asset base of ETSI in coming years. The results of operations for the fiscal years presented include the pooling of interests transactions as if they had been consummated at the beginning of the earliest period presented while purchase transactions are reflected since the date of acquisition.

      ETSI has divided its revenues into four meaningful categories; (a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting /engineering - encompassing consulting and engineering services and educational areas; (c) products; and
(d) construction.

                 Fiscal Year 1997 Compared to Fiscal Year 1996

      Revenues for fiscal year 1997 were $24,125,260 compared to $20,539,261 for the year ended May 31, 1996 ("fiscal 1996") for a 17% increase.

      Total testing service revenues were $4,733,727 compared to $5,957,008 for fiscal 1996 for a 20% decrease. Decreases were experienced in the stack field testing, regulatory assistance, monitoring, and the laboratory market areas during fiscal 1997 mainly due to market dynamics. Intense competition and reduce pricing played a role in the reduced revenues, however the primary factor has been the reduction in the quantity of services contracted out by industrial clients. This is largely related to significantly relaxed environmental enforcement in the geographic area serviced by ETS. Although revenues during fiscal 1997 were down from fiscal 1996, income was significantly increased because of cost reductions that were put into place at the end of fiscal 1996 and increased margins generated from engineering services. With the expansion of the engineering service, ETS has several long term projects that will carry throughout all or most of fiscal year 1998 which includes the proposed China Steel LEC design and installation project, as well as an air pollution control system upgrade design and an installation program for a medical waste incineration facility.

      Field testing service revenues for fiscal 1997 were $1,905,206 compared to $2,356,553 for the prior year for a 19% decrease. Competitive pricing pressures resulted in reduced stack testing whereas the overall customer base was broad and consisted primarily of private industries. Major customers included three municipal waste incinerator plants, a petroleum refinery, an electric utility power plant and the Department of Defense Government Agency. Efforts are underway to increase the business base for stack testing services to compensate the loss of revenue related to the withdrawal of services from a fortune 500 company from the municipal waste-to-energy business.

      Regulatory assistance revenues for fiscal 1997 were $175,688 compared to $534,889 for fiscal 1996. Due to an overall weakness in the market and a significant reduction in enforcement of environmental regulations, regulatory assistance revenues continued to be very soft as was expected. The market is extremely flat, with very little opportunity for new work. Major customers for fiscal 1997 included a waste-to-energy facility, an electronic testing equipment manufacturer, a limestone manufacturer, a railroad company and a paper manufacturer for 56% of the regulatory assistance revenues.

      Revenues for monitoring services were $91,018 compared to $160,914 for the prior year for a decrease in revenues of 43% which was mainly due to decrease in services for a printing company. The single largest customer included a chemical plant for ongoing services, accounting for 87% of the monitoring revenues.

      Revenues for analytical laboratory services were $2,561,815 compared to $2,904,652 for fiscal 1996 for a 12% decrease. The environmental laboratory market continued to decline during fiscal 1997 and prices continued to fall. The winter season decline in remediation activities was extremely severe and this, coupled with the general market decline, resulted in a reduction in revenues from the prior year sales. The major source of revenues for fiscal 1997 continue to be sample analysis of contaminated soils and waters at remediation sites. No single area of service significantly changed in terms of relative proportion, and overall revenues were down in comparison to the prior fiscal year. The major customers continued to be the USEPA Office of Water, and several well established remediation and environmental companies.

      Consulting/engineering revenues, which included the sale of books and training seminars, for the current year were $665,915 compared to $354,484 for the prior year for a 88% increase. The consulting portion of these foregoing revenues were $242,454 compared to $112,033 for fiscal 1996 for an increase of 116%. A significant portion of this revenue was derived from reimbursement of cost expended on contracts with the U.S. Environmental Protection Agency as a result of the completion of an audit performed on these contracts. Revenues for engineering services portion for fiscal 1997 were $353,748 compared to $116,278 for fiscal 1996 for an increase of 204%. An increase in sales effort has been placed in the engineering area because it is believed to be the single most attractive option for increasing sales to offset the reduction in regulatory assistance and stack testing. The single largest customer for engineering services was an iron foundry which made up 62% of the total engineering revenues.

      In-house projects revenues for fiscal 1997 which consist of sales of books were $21,219 compared to $38,213 for fiscal 1996. Seminar revenues were $48,494 for the current year compared to $87,960 for the prior year. The current year seminars included a contract for the development and performance of an air pollution control technology training program in Brazil and a stack testing training program for attendees from Singapore. These seminars represented 70% of the seminar revenues.

      Revenues for products for fiscal 1997 were $64,782 compared to $8,430 for fiscal 1996 for an increase of 668%. This increase include BPM equipment sold to a bag house supplier for 26% of the total products and a licensing fee paid by E & C Engineering for licensing agreement associated with the Limestone Emission Control (LEC) equipment in the amount of $40,000.

      Revenues for construction services for the current year were $18,660,836 compared to fiscal 1996 revenues of $14,219,339 for a 31% increase. The Company showed a substantial increase in revenues and an increase in income for the current year as a result of an increase in the construction division with a greater activity in the Richmond, Virginia area compared to the previous year. The major customer was DPR Construction, Inc., the general contractor for the White Oak Semiconductor project. The Company expects to replace this work for fiscal 1998 with similar projects. The service area revenues remain the same as fiscal 1996 while the irrigation business was lower than the previous year due to a changed focus from residential irrigation to commercial irrigation. The major area of improvement was the rehabilitation work where the market is getting stronger and the Company sees the opportunity to increase the overall profit margin.

      Cost of goods and services were $19,605,497 or 81% of total revenues for the current year compared to $18,555,761 or 90% of total revenues for the prior year. This decrease in cost as a percentage of revenues were due to
1) an effort of cutting cost, 2) an effort to sell contracts that are more profitable and 3) the reimbursements of approximately $225,000 of cost expended for engineering service as a result of completion of an audit by EPA on completed contracts.

      Gross profits for the year were $4,519,763 or 19% of revenues compared to $1,983,500 or 10% of revenues. This increase in gross profits reflects the increase in sales and the lower cost of those sales plus the additional revenues from the EPA.

      Selling, general and administrative expenses for fiscal 1997 were $3,962,353 or 16% of the revenues compared to $3,622,064 or 18% of the fiscal 1996 revenues. This decrease in cost as a percentage of revenues was the result of controlling cost.

      Interest income from savings on deposit for fiscal 1997 was $20,024 compared to $21,107 for fiscal 1996. Interest expense for the current year of $572,829 compared to $392,131 for fiscal 1996. The increase is due to interest costs associated with the convertible debentures. Other income was $143,830 for fiscal 1997 compared to $10,797 for fiscal 1996 and consisted of gain on the sale of equipment and scrap.

      Net income for the current year was $148,435 compared to a loss of $1,998,791 for fiscal 1996. In 1997, the construction company experienced a substantial increase in revenues of $4,441,497 which resulted in net income of $760,666 which was enough to overcome the substantial loss of $612,231 created by the environmental operations. In 1996, the construction company experienced a net loss of $1,370,844 and the environmental operations experienced a net loss of $627,947.

                 Fiscal Year 1996 Compared To Fiscal Year 1995

      Revenues for fiscal 1996 were $20,539,261 compared to $19,911,906 for the year ended May 31, 1995 ("fiscal 1995") for a 3% increase.

      Total testing service revenues were $5,957,008 for the current year compared to 6,122,207 for fiscal 1995 for a 3% decrease. This decrease was due to several factors. The unfavorable weather conditions caused postponements and delays in executing contracts. There was also a decline in bidding opportunities for the testing service area as a number of customers had budget constraints and the state and federal government still at odds in the pollution control area led to the delay of awarding and state-up of government contracts for the analytical laboratory.

      Field testing service revenues were $2,356,553 compared to $2,778,032 for fiscal 1995 for a 15% decrease. This decrease was due in part to the decrease in services for a pollution control monitoring system supplier for stack testing particularly related to continuous emission monitors for electric utilities which was a major part of the fiscal 1995 field testing services. Although the number of contracts serviced in fiscal 1996 were about the same as the previous year, the dollar amounts of the contracts were somewhat lower. Major customers for fiscal 1996 included two electric power utility plants, an air pollution control product manufacturer and two municipal waste incinerator plants representing 31% of field testing services.

      Revenues for analytical laboratory services were $2,904,652 for the year compared to $2,769,169 for fiscal 1995 for an increase of 5%. Commercial revenues were up 10% and included increases in groundwater monitoring and CERCLA soil remedition activities. Government revenues were down 56% for the current year due to the U.S. congressional budget impasse. This not only caused delays in the incremental funding of existing contracts but produced delays in awarding several new contracts for which the laboratory had negotiated a best and final status. Because of the severe winter weather the commercial and government projects scheduled during the third quarter were delayed and re-scheduled up to three months later.

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

      Revenues for consulting/engineering services for fiscal 1996 were $354,484 compared to $492,490 for fiscal 1995 for a 28% decrease. Consulting services revenues were $112,033 which was an increase of 58% over the prior years' revenues of $70,761 with major customers being a government contractor consultant and research firm for 54% and an electric utility plant for 27% of the total consulting revenues. The increase was due largely to the increased services for the same government contractor over fiscal 1995. Revenues for engineering were $116,278 for fiscal 1996 compared to $349,395 for fiscal 1995 for a 67% decrease. Major customers for the current year consisted of two steel manufacturers for 89% of the total engineering. The decrease in revenues was due to a decrease in services from fiscal 1995 for one of these steel manufacturers.

      Revenues for in-house projects which consist of sale of books were $38,213 compared to $17,916 for fiscal 1995 for an increase of 113%. Additional tutorials have been added to the line of books. To educate the public on the availability of our books, promotional material is being included with the seminar materials and some promotional mailings are been made. Seminar revenues were $87,960 compared to $54,418 a year ago for a 62% increase. The current year included revenues from a seminar sponsored by the United States Agency for International Development (USAID) for an Air Pollution Control Technologies course which commenced in the third quarter and provided 76% of fiscal 1996 seminar revenues and the increase for the year.

      Product revenues were $8,430 for fiscal 1996 compared to $17,737 for a decrease of 52% and included both the Baghouse Performance Monitoring (BPM) hardware and software products. Anew clear air regulation includes a section that will require baghouse operators to provide more exact monitoring with a record of the problems and the corrective actions taken. ETS has proposed to the Environmental Protection Agency (EPA) that the BPM be considered as an acceptable protocol for logging and monitoring this information.

      Construction revenues for fiscal 1996 were $14,219,339 compared to $13,279,472 for fiscal 1995 for a 7% increase. The current year experienced growth in some areas of business while some areas showed a decline in the sales. Construction activities in general were slow due to higher interest rate and a severe winter. Irrigation showed a significant growth and this growth pattern is expected to continue in fiscal 1997. However, the utility and septic construction experienced a decline in overall activities in terms of sales and bidding. Fortunately, toward the end of year, both of these areas showed improvements in bidding inquiries which will result in sales growth for the future. Even with the increase in sales for fiscal 1996, the construction business had a large loss for the year. The nature and cost of projects during the fiscal 1996 were heavily weighted toward materials rather than labor and equipment components. The local area economy was slow and market competitive pressures kept prices of projects at lower levels thereby further reducing gross profit margins. Adverse weather conditions brought construction to a standstill during the third quarter and the first part of fourth quarter, thereby delaying work until late fourth quarter of fiscal 1996.

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

      Interest income from savings on deposit for fiscal 1996 was $21,107 compared to $26,610 for fiscal 1995. Interest expense representing the interest for utilization of the credit line and interest paid in financing of capital equipment was $392,131 for the current year compared to $348,870 for fiscal 1995. Other income representing the sale of miscellaneous scrap materials was $10,797 compared to $22,266 for fiscal 1995.

      Net loss for fiscal 1996 was $1,998,791 compared to net income of $502,666 for fiscal 1995. The current year loss was a result of several factors. All the subsidiaries were affected by the unfavorable weather conditions causing delay, a decline in bidding opportunities due to budget constraints of customers, competition pressure keeping margins low, and the state and federal government still at odds delaying awarding of contracts.

      Liquidity And Capital Resources As Of The end of Fiscal Year 1997

      During fiscal 1997, the Company issued $160,881 of common stock and options for services ($131,440 in prepaid expenses at May 31, 1997). As of May 31, 1997, there were 3,382,900 stock options outstanding to employees, directors and consultants with expiration dates of November 4, 1997 through February 4, 2002 and 1,545,875 outstanding warrants to various persons with expiration dates of December 28, 1999 through February 27, 2002.

      In the second quarter of fiscal 1997, the Company sold shares of its common stock, no par value, to Thomas W. Marmon, a member of the Company's Board of Directors, in connection with the conversion by Mr. Marmon of $500,000 of ETS debt securities. The sale was made pursuant to a private placement under Section 4(2) of the Securities Act of 1933, and the shares acquired are deemed "restricted securities" subject to the holding period and other requirements of Rule 144 under the Securities Act.

      In the third quarter, the Company's bank line of credit was replaced with a secured note of up to $2,500,000. The initial advance under the note was $2,000,000. The note which establishes the facility calls for a fixed monthly interest of $25,000 over a two year term, subject to call by the holder upon 60 days notice and is secured by the assets of the Company and it subsidiaries. The $2,000,000 was used to payoff the bank credit line, a note with a bank and a note due Mr. Thomas W. Marmon, a member of the Company's Board of Directors. The $25,000 fixed interest is equivalent to a 15% annual interest rate. The Company may repay the note at any time without penalty upon 60 days notice and the lender may call the note at any time upon 60 days notice. The Company may borrow an additional $500,000 at the lender's discretion upon review of the Company's financial condition and the value of the collateral. The credit facility is provided by a trust for the benefit of an ETSI investor and director, Thomas W. Marmon.

      Pursuant to a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997, and a Regulation S Warrants Purchase Agreement dated as of February 28, 1997, the Company placed $750,000 of its 7% Convertible Debentures due February 27, 2002 and issued warrants to purchase 1,000,000 shares of the Company's common stock, no par value. The debentures are convertible into the Company's common stock at the lower of $.76 or 65 percent of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The offering was made under the Securities registration set forth in Regulation S under the 1933 Act to a foreign institutional investor and/or agents associated with the transaction. The holder of the Debentures is entitled to convert the Debentures initially issued to such holder beginning forty-five days after the closing date into that number of fully paid and nonassessable shares of the Company's common stock.

      Major components of cash flow used in operating activities included an increase in accounts receivable of $1,235,534, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $447,606 and an increase in amortization of deferred gain on sale/leaseback of $304,308 which was offset by depreciation and amortization and increase in accounts payable resulting in net cash used in operating activities of $1,064,865. Net cash used in investing activities of $995,928 included purchases of property, plant and equipment of $820,374. Net cash provided by financing activities included the following major components: notes payable to stockholder of $1,900,000, proceeds from convertible debentures of $750,000, proceeds from long-term debt of $507,382 and proceeds from issuance of common stock of $304,993 which was offset by decrease in notes payable to banks and payments on long-term debt resulting in net cash provided of $2,033,814. Net cash and cash equivalents at May 31, 1997 was $94,734 compared to $121,713 at May 31, 1996.

      The Company had net income of $148,435 from operations in 1997, a substantial improvement from a loss of $1,998,791 in 1996. The Company currently anticipates continued profitable operations in 1998. At May 31, 1997, the Company had current assets of $7,814,274 and current liabilities of $6,955,871. Subsequent to May 31, 1997, the Company obtained $500,000 of loans with a one-year maturity for working capital purposes and a commitment for financing with a one-year maturity for $426,250. The Company has earmarked these funds to pay off the debt of $426,250 to repurchase 269,565 shares of common stock under a repurchase agreement. The Company has received a proposal from an asset based lender outlining parameters for proposed financing of up to $5,000,000 to enable the Company to pay off certain existing debt and to provide future working capital. The proposal is not a commitment to fund and any funding is subject to final negotiations, execution and delivery of legal documentation in form and substance satisfactory to the lender and its legal counsel, completion of the lender's due diligence, meeting required terms outlined in the proposal, and documentation including provisions customary to asset based lending. The Company has a letter of understanding based upon the Company's receipt of a future contract that $600,000 of funds will be provided through an offering of Regulation S 7% preferred stock and the Company will grant warrants to purchase 750,000 shares of its common stock, no par value, for $.80 per share for a period of three years. In addition, as part of the letter of understanding the 1,000,000 of warrants for common stock issued with the 7% convertible debentures will have a strike price of $.50. As stated above the proposal for additional debt financing of up to $5,000,000 is subject to a number of future conditions the Company will need to comply with to successfully complete the financing. The letter of understanding relating to the $600,000 of equity financing is subject to the Company receiving the China Steel LEC contract. There can be no assurance that such conditions will be satisfied or that such financing will be obtained.

      Stockholders' equity has increased to $3,162,635 in 1997 from $1,488,306 in 1996. This increase has resulted from net income of $148,435, proceeds from sale of stock of $304,989, issuance of common stock for services of $160,881, conversion of debt to stock of $550,776, issuance of warrants of $173,334 and discount on issuance of convertible debentures of $410,914. Repurchase of common stock amounted to $75,000.

      Backlog at May 31, 1997 was $7,983,921 compared to $6,844,851 at May 31, 1996. ETS and ETSAS held open orders from various clients, including commercial clients as well as federal and state government agencies. If all the work under these open orders is authorized, the Company estimates that its backlog would increase by $662,966 to a total of $8,646,887 compared to open orders at May 31, 1996 of $1,181,866 to a total backlog of $8,026,717. This increase in total backlog reflects increase in the construction and rehabilitation areas of the construction company.

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

      New orders received for fiscal 1997 amount to $24,919,489. Since the close of the fiscal year, ETS was selected by China Steel in Taiwan to supply three of the Company's LEC systems for a value of approximately $7,000,000. In fiscal 1997, ETSI consummated a license agreement with E & C Engineering, a subsidiary of one of Taiwan's largest and most prominent engineering firms. They provide full range engineering and construction services to utility and industrial power users throughout Asia. This agreement enables E & C to exclusively market and supply the LEC to those end-users in Taiwan. ETSW, since the close of the fiscal year, received two major contracts for installing water mains. One from the Virginia Department of Transportation totaling $1,168,492 and one from the City of Petersburg in the amount of $635,000.

      Preliminary proposals for the LEC have also been submitted in Poland, Czech Republic and India. LEC licensing activities continue in Korea and separate confidentiality agreements have been signed with Jindo and Hyundai Heavy Industries. A letter of intent from Hyundai is expected in September, 1997 and a memorandum of understanding with Jindo for ETSI air pollution control services is anticipated during fiscal 1998. Marketing efforts for ETSI air pollution control products and services continue in the Pacific Rim, Asia, Eastern Europe and Mexico. Similar activities are scheduled for Brazil and other select South American countries in fiscal 1998.

                        Recent Accounting Developments

      Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, Statement of Financial Accounting Standards No. 129 Disclosure of Information about Capital Disclosure, Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information. These statements are effective for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of these statements to have a material effect on its financial position or it results of operations.


Item 8.     Financial Statements and Supplementary Data.

            See Financial Statements starting on page F-1 for this information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            No disagreements exist with respect to accounting and financial disclosure.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

For information with respect to the executive officers and significant employees of the registrant, see "Executive Officers and Significant Employees of the Registrant" at the end of Part I of this Report. For information with respect to the directors of the registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, which is incorporated herein by reference. Information with respect to Section 16 compliance is incorporated herein by reference to "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997.

Item 11.    Executive Compensation.

The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information pertaining to stockholders beneficially owning more than 5% of registrant's common stock and the security ownership of management, which is included in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997 under the headings "Voting Securities" and "Election of Directors," is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

For information with respect to certain transactions with directors of the registrant, see "Transactions with Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, which is incorporated herein by reference.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this Annual Report on Form 10-K:

      (1)   Financial Statements.

See "Index to Consolidated Financial Statements" on page F-Index herein.

      (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.
            None.

      (3)   Exhibits

      Exhibit No.       Description
      -----------       -----------

      3 (a) Articles of Incorporation as amended (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-18 filed 9-18-97 File No. 33-17326 (the "Registration Statement"))

      3 (b)             Articles of Amendment to the Articles of
                        Incorporation dated as of December 24, 1996

      3 (c)             Restated By-Laws (incorporated by reference to
                        Exhibit 3(d) to the Registration Statement on Form 10, filed 11-22-91, File Number 0-19678 ("Form 10"))

      4 (a)             Stock Certificate (incorporated by reference to
                        Exhibit 4(b) to the Registration Statement on Form S-18 filed 9-18-87 File No. 33-17326)

      10 (a) Lease between ETS, Inc. and PDJ Associates re: 1401 Municipal Road, NW, Roanoke, VA 24012 (incorporated by reference to Exhibit 28(y) to the Form 10)

      10 (b) Lease between ETS Analytical Services, Inc. and PDJ Associates re: 1401 Municipal Road, NW, Roanoke, VA 24012 (incorporated by reference to Exhibit 28(z) to the Form 10)

      10 (c)            Lease between ETS Water and Waste Management, Inc.
                        and the Estate of Stamie E. Lyttle (incorporated by reference Exhibit 10(g) of the Company's Form 10-K filed for the fiscal year ending 1996 (the "1996 Form 10-K))

      10 (d)            U.S. Patent No. 4,481,017 and assignment to ETS, Inc.
                        (incorporated by reference to the Registration Statement on Form S-18 filed 9-18-87 File No. 33-17326)

      10 (e) U.S. Patent No. 4,273,750 (incorporated by reference to the Registration Statement on Form S-18 filed 9-18-87 File No. 33-17326)

      10 (f) U.S. Patent No. 4,2663,136 and assignment to ETS, Inc. (incorporated by reference to the Registration Statement on Form S-18 filed 9-18-87 File No. 33-17326)

      10 (g) License Agreement with Addenda, between ETS, Inc. and Louis Theodore, for U.S. Patent No. 4,297,113 (incorporated by reference to the Registration Statement on Form S-18 filed 9-18-87 File No. 33-17326)

      10 (h) U. S. Patent No. 4,719,791 (incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-18 filed November 4, 1987 File No. 33-17326)

      10 (i) U. S. Patent No. 4,764,348 (incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-18 filed November 4, 1987 File No. 33-17326)

      10 (j) Employment Agreement dated as of April 3, 1995, between ETS, Inc. and Arthur B. Nunn

      10 (k) Contract License Agreement dated September 14, 1995, between Uniliner, Inc. and ETS Water and Waste Management, Inc.

      10 (l) Contract License Agreement dated July 12, 1995, between Ultraliner, Inc. and Richard H. Snyder

      10 (m) Agreement to Transfer License dated February 5, 1996, among Olympic Industries, Inc., Richard H. Snyder, ETS Liner, Inc. and Ultraliner, Inc.

      10 (n) Repurchase Agreement dated February 5, 1996, among Olympic Industries, Inc., Richard H. Snyder and ETS International, Inc.

      10 (o) Contract dated as of January 13, 1997 between DPR Construction Corporation, Stamie E. Lyttle Co. (ETS Liner, Inc.) and White Oak Semiconductor

      10 (p) Purchase order dated as of November 18, 1996 from Chesterfield County to Stamie E. Lyttle Co. Inc. (ETS Liner, Inc.)

      10 (q) Promissory Note dated March 17, 1997 from ETS International, Inc. to Thomas W. Marmon as trustee of the Thomas W. Marmon Trust in the original face amount of $2,500,000

      10 (r) Guaranty Agreement dated as of March 17, 1997 by ETS Water and Waste Management, Inc., ETS Analytical Services, Inc., ETS, Inc. and ETS Liner, Inc. in favor of Thomas W. Marmon, Trustee of the Thomas W. Marmon Trust

      10 (s) License Agreement dated as of November, 1996 by and between E & C Engineering Corporation and ETS International, Inc.

      10 (t) Letter of Intent dated as of July 8, 1997 by and between China Steel Corporation and ETS
                        International, Inc.

      27                Financial Data Schedule

      (b)               Reports on Form 8-K

                        Current Report on Form 8-K dated February 28, 1997, filed with the Commission on March 13, 1997, relating to the sale under Regulation S of convertible debentures and warrants

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

May 31, 1997

============================================================================

                                                                Page

Independent Auditors' Report                                    F-1

Consolidated Balance Sheets as of May 31, 1997 and 1996         F-2 and F-3

Consolidated Statements of Income (Loss) - Years Ended May 31,
      1997, 1996 and 1995                                       F-4

Consolidated Statements of Stockholders' Equity - Years Ended
      May 31, 1997, 1996 and 1995                               F-5

Consolidated Statements of Cash Flows - Years Ended May 31,
      1997, 1996 and 1995                                       F-6 and F-7

Notes to Consolidated Financial Statements - May 31, 1997, 1996
      and 1995                                                  F-8 to F-22

============================================================================







                                   F-Index

Independent Auditors' Report



The Board of Directors and Stockholders
ETS International, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of ETS International, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ETS International, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP


August 4, 1997

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

May 31, 1997 and 1996
========================================================================================

Assets                                                          1997             1996
----------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                            $     94,734          121,713
   Accounts receivable:
      Trade (net of allowance of $119,424 in 1997 and
         $95,100 in 1996)                                  4,809,128        3,749,040
      U.S. Government agencies                                79,661           48,299
      Other                                                  151,341           82,564
----------------------------------------------------------------------------------------
                                                           5,040,130        3,879,903

   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                1,325,954          878,348
   Notes receivable from officers                             64,694           65,222
   Inventories                                               771,788          550,728
   Prepaid expenses                                          516,974          225,943
----------------------------------------------------------------------------------------
Total current assets                                       7,814,274        5,721,857

Property, plant and equipment:
   Furniture and fixtures                                    984,463          943,685
   Laboratory equipment                                    2,829,277        2,651,970
   Tools and equipment                                     3,138,372        2,773,615
   Vehicles                                                1,845,518        1,539,868
   Leasehold improvements                                    788,051          757,555
----------------------------------------------------------------------------------------
                                                           9,585,681        8,666,693
   Less accumulated depreciation and amortization          6,505,254        5,753,152
----------------------------------------------------------------------------------------
Property, plant and equipment, net                         3,080,427        2,913,541

Other assets:
   Goodwill (net of accumulated amortization of $28,091
      in 1997 and $11,048 in 1996)                           227,155          244,198
   Notes receivable from officers                            344,152          326,577
   Prepublication costs (net of accumulated amortization
      of $322,646 in 1997 and $296,008 in 1996)              208,890          129,615
   Cash surrender value of life insurance, net               142,728          116,283
   Patents granted (net of accumulated amortization of
      $33,190 in 1997 and $26,319 in 1996)                    77,546           74,107
   Patents pending                                            65,905           21,870
   Other                                                     343,472          286,968
----------------------------------------------------------------------------------------
                                                           1,409,848        1,199,618
----------------------------------------------------------------------------------------
                                                        $ 12,304,549        9,835,016
========================================================================================

See accompanying notes to consolidated financial statements.

========================================================================================
Liabilities and Stockholders' Equity                           1997             1996
----------------------------------------------------------------------------------------

Current liabilities:
   Bank overdraft                                      $     44,560            8,746
   Notes payable to banks                                    89,837        1,071,427
   Note payable to stockholder                            2,000,000                -
   Notes payable to affiliates                              289,159          348,625
   Current portion of long-term debt                        493,012          378,779
   Accounts payable                                       3,198,194        2,837,386
   Accrued expenses and other liabilities                   431,467          626,894
   Common stock to be repurchased (including
      interest of $22,142), 269,565 shares;
      issued and outstanding                                409,642                -
----------------------------------------------------------------------------------------
Total current liabilities                                 6,955,871        5,271,857

Long-term debt                                              861,673          660,133
Note payable to stockholder                                       -          600,000
Notes payable to affiliates                                 201,458                -
Deferred gain on sale/leaseback                             735,412        1,039,720
-----------------------------------------------------------------------------------------

Total liabilities                                         8,754,414        7,571,710
-----------------------------------------------------------------------------------------

Common stock subject to repurchase agreement,
   269,565 shares; issued and outstanding                   387,500          775,000

Stockholders' equity:
   Preferred stock, no par value; authorized
      5,000,000 shares; none issued and outstanding               -                -
   Common stock, no par value; authorized
      30,000,000 shares; issued and outstanding
      14,215,823 and 12,580,733 at May 31,
      1997 and 1996, respectively                         5,002,129        3,476,235
   Retained earnings (accumulated deficit)               (1,839,494)      (1,987,929)
----------------------------------------------------------------------------------------
Total stockholders' equity                                3,162,635        1,488,306






Commitments and contingencies
----------------------------------------------------------------------------------------

                                                       $ 12,304,549        9,835,016
========================================================================================

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years Ended May 31, 1997, 1996 and 1995
========================================================================================

                                                      1997         1996          1995
----------------------------------------------------------------------------------------

Contract revenues:
   U.S. Government agencies                  $    480,080       487,257       520,037
   Commercial                                  23,645,180    20,052,004    19,391,869
----------------------------------------------------------------------------------------
                                               24,125,260    20,539,261    19,911,906

Cost of goods and services                     19,605,497    18,555,761    16,376,725
Selling, general and administrative expenses    3,962,353     3,622,064     3,038,565
----------------------------------------------------------------------------------------
                                                  557,410    (1,638,564)      496,616

Interest income                                    20,024        21,107        28,610
Interest expense                                 (572,829)     (392,131)     (348,870)
Gain (loss) on sale of equipment                  101,037       (13,474)            -
Insurance proceeds                                      -             -       304,044
Other, net                                         42,793        24,271        22,266
----------------------------------------------------------------------------------------
Income (loss) before income taxes                 148,435    (1,998,791)      502,666

Income tax expense                                      -             -             -
----------------------------------------------------------------------------------------

Net income (loss)                            $    148,435    (1,998,791)      502,666
========================================================================================

Net income (loss) per common share:
   Primary                                   $        .01          (.16)          .04
   Fully diluted                                      .01          (.16)          .04

Average shares of common stock used for above
   computation:
      Primary                                  13,279,039    12,479,167    12,841,256
      Fully diluted                            13,695,706    12,479,167    12,841,256
========================================================================================

See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended May 31, 1997, 1996 and 1995
============================================================================================

                                                                                  Retained
                                                           Common Stock           Earnings
                                                    ------------------------ (Accumulated
                                                        Shares        Amount      Deficit)
--------------------------------------------------------------------------------------------
Balances at May 31, 1994                            11,989,123   $ 2,927,955     (491,804)

Proceeds from issuance of common stock                  98,679       167,390            -
Repurchase of common stock                            (216,809)     (437,000)           -
Issuance of common stock in connection with
   asset acquisition                                   113,000       219,220            -
Proceeds from exercise of employee stock options       185,629       219,650            -
Proceeds from exercise of stock warrants               267,794       221,587            -
Net income                                                   -             -      502,666
--------------------------------------------------------------------------------------------
Balances at May 31, 1995                            12,437,416     3,318,802       10,862

Issuance of common stock in connection with
   asset acquisition                                    65,617        75,000            -
Proceeds from exercise of employee stock options        77,700        82,433            -
Net loss                                                     -             -   (1,998,791)
--------------------------------------------------------------------------------------------
Balances at May 31, 1996                            12,580,733     3,476,235   (1,987,929)

Proceeds from issuance of common stock                 461,525       300,000            -
Proceeds from exercise of vendor options               212,000         1,060            -
Proceeds from exercise of employee stock options         5,014         3,929            -
Repurchase of common stock                             (65,617)      (75,000)           -
Issuance of common stock and options for services       43,500       160,881            -
Issuance of common stock for payment of note
   payable to stockholder                              833,333       500,000            -
Issuance of warrants with convertible debentures to
   acquire 1,000,000 shares of common stock                  -       173,334            -
Discount on issuance of convertible debentures               -       410,914            -
Conversion of convertible debentures                   145,335        50,776            -
Net income                                                   -             -      148,435
--------------------------------------------------------------------------------------------

Balances at May 31, 1997                            14,215,823   $ 5,002,129   (1,839,494)
============================================================================================

See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended May 31, 1997, 1996 and 1995
==============================================================================================

                                                             1997          1996        1995
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                  $   148,435    (1,998,791)    502,666

   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization                    830,687       873,214     892,960
         Provision for bad debts                           75,307        56,350       8,000
         Amortization of convertible debentures discount  139,152             -           -
         Professional services received in exchange for
            common stock                                   29,437             -           -
         Amortization of deferred gain on
            sale/leaseback                               (304,308)     (177,512)          -
         (Gain) loss on sale of equipment                (101,037)       13,474           -
         Other                                              7,844             -           -

   Increase or decrease in operating assets and
      liabilities:
         Accounts receivable                           (1,235,534)     (310,839)   (714,591)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts            (447,606)      153,528    (546,400)
         Inventories                                     (221,060)        2,095    (155,871)
         Prepaid expenses                                (159,591)        2,235     (97,862)
         Cash surrender value of life insurance, net      (26,445)      (20,596)    (14,139)
         Accounts payable                                 360,808     1,078,599    (117,020)
         Accrued expenses and other liabilities          (193,441)       41,790     (17,178)
         Other                                             32,487       (65,000)     20,926
----------------------------------------------------------------------------------------------
Net cash used in operating activities                  (1,064,865)     (351,453)   (238,509)

Cash flows from investing activities:
   Purchases of property, plant and equipment            (820,374)     (334,065)   (940,898)
   Prepublication costs                                  (105,913)            -      (7,490)
   Patent costs incurred                                  (54,345)      (16,417)    (15,649)
   Cash received in acquisitions                                -             -         915
   Proceeds from sale/leaseback of equipment                    -     1,660,900           -
   Proceeds from sale of equipment                          1,751        36,940           -
   Notes receivable from officers (increase) decrease     (17,047)       83,815      (1,188)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (995,928)    1,431,173    (964,310)

                                                                  (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

==============================================================================================

                                                           1997          1996          1995
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Bank overdraft increase (decrease)               $    35,814       (48,520)       57,266
   Notes payable to banks increase (decrease)          (981,590)     (179,237)      197,901
   Notes payable to affiliates increase                 140,006        47,466       101,347
   Proceeds from note payable to stockholder          1,900,000       600,000             -
   Proceeds from convertible debentures                 750,000             -             -
   Proceeds from long-term debt                         507,382       344,465     1,731,291
   Principal payments on long-term debt                (547,791)   (1,869,789)   (1,301,056)
   Proceeds from issuance of common stock               304,993        82,433       608,627
   Repurchase of common stock                           (75,000)            -      (437,000)
----------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities   2,033,814    (1,023,182)      958,376
----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (26,979)       56,538      (244,443)

Cash and cash equivalents at beginning of year          121,713        65,175       309,618
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year            $    94,734       121,713        65,175
==============================================================================================

Supplemental disclosures of cash flow information and noncash investing activities:
      Interest paid on notes payable and long-term debt was $392,126, $382,233 and
      $361,794 for the years 1997, 1996 and 1995, respectively.  Capital lease obligations of $94,210, $88,269 and $399,572 were incurred during 1997, 1996 and 1995, respectively, under leases entered into for vehicles, furniture and fixtures, and laboratory equipment.

      During 1997, the Company issued $160,881 of common stock and options for services
      ($131,440 in prepaid expenses at May 31, 1997), issued $500,000 in common stock in repayment of note payable to stockholder, issued $173,334 of warrants for common stock with convertible debentures, recognized a discount of $410,914 on issuance of convertible debentures and converted 50,776 of convertible debentures to common stock (see note 5).

      During 1996, the Company acquired certain assets of two entities (see note 2) in exchange for 604,747 shares of its common stock.

      During 1995, the Company acquired the net assets of Air Compliance, Inc. (see note
      2) in exchange for 113,000 shares of its common stock.

==============================================================================================

See accompanying notes to consolidated financial statements.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 1997, 1996 and 1995

=============================================================================

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

      Inventories

      Inventories, consisting of raw materials ($351,856 in 1997 and $330,754 in 1996) and supplies ($419,932 in 1997 and $219,975 in 1996), are stated at the lower of cost (first-in, first-out method) or market.

      Long-term Contracts

      Revenues on uncompleted long-term contracts are recorded using the percentage-of-completion method. Provisions are made for estimated losses at the time the losses are determinable. Revenues related to certain government contracts are subject to adjustments upon audit of costs by the government, with any such adjustments reflected in the accounting period in which determined. For the year ended May 31, 1997, the Company recognized approximately $225,000 in income from adjustments to prior year contracts. Billings are prepared according to specific terms of individual contracts. Contracts will generally provide for periodic payments as work is completed with final amounts due upon completion and acceptance of the project by the customer.

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


                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(1)   (Continued)

      Provisions for depreciation and amortization have been calculated using the straight-line method over the following estimated useful lives of the assets:

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

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(1)   (Continued)

      recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Earnings Per Share

      Earnings per share have been computed on the basis of weighted average number of shares outstanding. Stock options and warrants have been excluded for the years ended May 31, 1997, 1996 and 1995, due to their antidilutive effect on earnings per share.

      Licensing Agreements

      The Company has licensing agreements with certain customers to sell proprietary products developed by the Company, including the Limestone Emission Control (LEC) System and the Dry Reactor. The Company is to receive amounts ranging from five percent to eight percent of gross sales as royalties for the sale of these proprietary products. Minimum royalty fees are recognized when due from the licensee based on product sales, training completion and terms of the license agreements. These agreements contain certain restrictive clauses requiring the licensees to meet minimum sales targets or the license agreement may be revoked at the Company's option. The LEC system incorporates some claims of a patent issued to the U.S. Department of Energy (DOE). Under terms of an agreement with the DOE, the Company is required to pay the DOE a royalty fee of one percent. No royalty fees or expenses were recognized by the Company for the years ended May 31, 1997, 1996 and 1995.

      Stock Options and Warrants

      Prior to June 1, 1996, the Company accounted for its stock options and warrants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and pro forma net income or loss per common share disclosures for stock option and warrant grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

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

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(1)   (Continued)

      Reclassifications

      Certain reclassifications have been made to the 1996 financial statements to conform to classifications used in 1997.

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

      On April 3, 1995, ETS International, Inc. acquired the net assets of Air Compliance, Inc. in exchange for 113,000 shares of ETS International, Inc.'s common stock. On February 5, 1996, ETS International, Inc. acquired certain assets of Olympic Industries, Inc. in exchange for 539,130 shares of ETS International, Inc.'s common stock (see note 8). On April 18, 1996, ETS International, Inc. acquired certain laboratory assets of Dewberry and Davis, Inc. in exchange for 65,617 shares of ETS International, Inc. common stock. These acquisitions were accounted for as purchases; accordingly, the results of operations of the acquired entities are included in the consolidated financial statements only from the date of acquisition. Proforma results of operations are not presented because the effect is not material to the consolidated financial statements. The goodwill arising as a result of the excess of the purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over periods not exceeding 15 years.

      The following table summarizes these acquisitions:

                                                        1996        1995
----------------------------------------------------------------------------
Purchase price (604,747 and 113,000 shares of
   stock issued in 1996 and 1995, respectively)   $  850,000     219,220
============================================================================

Accounts receivable                                    2,000     130,230
Equipment                                            529,200      16,397
Franchise fee                                        200,000           -
Other assets                                          72,816       3,344
Accounts payable and other liabilities              (100,000)    (40,013)
-----------------------------------------------------------------------------
Net assets acquired (estimated fair value)        $  704,016     109,958
=============================================================================
Excess of purchase price over fair value of net
   assets acquired (goodwill)                     $  145,984     109,262
=============================================================================

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(3)   Business Segment Information

      ETS International, Inc. and its wholly-owned subsidiaries provide environmental and infrastructure products and services. The Company specializes in toxic emission measurement and control as well as infrastructure design, construction and maintenance.

      The Company currently derives its primary contract revenues from domestic customers. During 1997, 1996 and 1995, there were a limited number of customers in Mexico, Canada and Taiwan. The Company is currently expanding its international sales efforts.

      For the year ended May 31, 1997, the Company had contract revenues from one customer, which accounted for more than 5 percent of contract revenues, aggregating approximately $2,337,000 or 10 percent of contract revenues. At May 31, 1997, four customers had accounts receivable balances which exceed 5 percent of total stockholders' equity. The accounts receivable balances of these customers totaled approximately $1,326,000.

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

      Information related to the environmental and infrastructure operations follows:

                                 Environmental   Infrastructure
                                    Operations       Operations      Eliminations     Consolidated
                                 -------------------------------------------------------------------
1997:
   Total assets                   $  4,660,039        7,644,510                 -       12,304,549
   Total liabilities                 3,361,085        5,393,329                 -        8,754,414
   Contract revenues                 5,607,133       18,660,836          (142,709)      24,125,260
   Depreciation and amortization       537,373          293,314                 -          830,687
   Interest income                           -           20,024                 -           20,024
   Interest expense                    296,711          276,118                 -          572,829
   Net income (loss)                  (612,231)         760,666                 -          148,435
   Capital expenditures                156,605          663,769                 -          820,374

1996:
   Total assets                      3,981,132        5,853,884                 -        9,835,016
   Total liabilities                 2,068,784        5,502,926                 -        7,571,710
   Contract revenues                 6,496,457       14,219,339          (176,535)      20,539,261
   Depreciation and amortization       639,357          233,857                 -          873,214
   Interest income                           -           21,107                 -           21,107
   Interest expense                    178,197          213,934                 -          392,131
   Net loss                           (627,947)      (1,370,844)                -       (1,998,791)
   Capital expenditures                107,568          226,497                 -          334,065

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(3)   (Continued)


                                 Environmental   Infrastructure
                                    Operations       Operations      Eliminations     Consolidated
                                 -------------------------------------------------------------------
1995:
   Total assets                   $  5,003,603        4,655,008                 -        9,658,611
   Total liabilities                 2,328,711        4,000,236                 -        6,328,947
   Contract revenues                 6,739,764       13,279,286          (107,144)      19,911,906
   Depreciation and amortization       602,858          290,102                 -          892,960
   Interest income                           -           28,610                 -           28,610
   Interest expense                    145,541          203,329                 -          348,870
   Insurance proceeds                  304,044                -                 -          304,044
   Net income                          390,551          112,115                 -          502,666
   Capital expenditures                555,624          385,274                 -          940,898
-----------------------------------------------------------------------------------------------------

(4)   Accounts Receivable

      A summary of the changes in the allowance for doubtful accounts follows:

                                        Years Ended May 31,
                               ----------------------------------
                                    1997        1996       1995
------------------------------------------------------------------
Balances, beginning of year    $  95,100      99,500     91,500
Provision for bad debts           75,307      56,350      8,000
Accounts written off             (50,983)    (60,750)         -
------------------------------------------------------------------
Balances, end of year          $ 119,424      95,100     99,500
==================================================================

(5)   Notes Payable to Banks and Long-term Debt

      Notes payable to banks consists of the following:

                                                                         May 31,
                                                               ------------------------
                                                                   1997           1996
-----------------------------------------------------------------------------------------
$1,500,000 revolving line of credit, due on demand,
   bearing interest at the bank's prime rate plus 1/4%,
   paid in full during 1997                                   $       -        981,590

$90,000 line of credit, due on demand, bearing interest
   at prime plus 2%, which approximated 10.25% at May 31,
   1997, secured by certain equipment                            89,837         89,837
-----------------------------------------------------------------------------------------

                                                              $  89,837      1,071,427
=========================================================================================

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(5)   (Continued)

      Long-term debt consists of the following:

                                                                        May 31,
                                                           -----------------------------
                                                                 1997            1996
-----------------------------------------------------------------------------------------
7% convertible debentures due February 2002, net of
   unamortized discount of $438,028                       $   261,972               -

$400,000 term note payable to bank, due February 2001,
   bearing interest at 11%, payable in monthly
   installments of $10,322 including interest, secured
   by certain vehicles                                        379,851               -

$250,000 term note payable to bank, due February 1998,
   bearing interest at prime plus 1%, paid in full
   during 1997                                                      -         154,889

$185,806 term note payable to finance company, due
   December 1999, bearing interest at 19.47%, payable
   in monthly installments of $6,350 including interest,
   secured by certain vehicles and equipment                  103,133         153,761

$100,000 term note payable to finance company, due
   February 2001, bearing interest at 12.5%, payable
   in monthly installments of $2,658 including interest,
   secured by certain vehicles                                 73,906          95,100

Installment loans with maturities to 1999, bearing
   interest at varying interest rates from 6.65% to 9.25%,
   payable in varying monthly installments of $402 to
   $3,397 including interest, secured by vehicles and
   equipment                                                  197,312         175,175

Capital lease obligations, with maturities to 2001
   (see note 6)                                               338,511         459,987
-----------------------------------------------------------------------------------------
                                                            1,354,685       1,038,912
   Less current maturities                                    493,012         378,779
-----------------------------------------------------------------------------------------
                                                          $   861,673         660,133
=========================================================================================

      Aggregate debt maturities for each of the next four years ending on May 31 is as follows: 1998, $493,012; 1999, $315,054; 2000, $189,358; and
      2001, $95,289, respectively. The $700,000 of 7 percent convertible debentures due February 2002 are automatically converted into common stock at maturity. See following paragraph for additional information.

      On February 28, 1997, the Company issued $750,000 of 7 percent convertible debentures due February 27, 2002. The holder of the debentures is entitled to convert them into common stock at his option. The Company may at its option force conversion after one year from February 28, 1997. The Company is not required to pay cash to retire the debentures and the accrued interest. The debentures are convertible into the Company's common stock at the lower of $.76 or 65 percent of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. Since the conversion rate was lower than the market price of the common stock on the date of issuance, a discount of $403,846 was recognized on the debentures. In addition, 1,000,000 warrants for common stock were issued with the convertible debentures. The fair value of these warrants, $173,334, was recorded as part of the discount. The total discount of $577,180 is being amortized as interest expense over a year using the interest rate method.

      On May 20, 1997, the Company issued 145,335 shares of common stock upon the conversion of $50,776 of the convertible debentures, which includes $776 of accrued interest.

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(6)   Leases

      Property, plant and equipment included the following amounts of assets under capital lease obligations:

                                                May 31,
                                    ---------------------------
                                          1997          1996
---------------------------------------------------------------
Furniture and fixtures             $   221,057       221,057
Laboratory equipment                   987,960       987,960
Tools and equipment                     94,210             -
Vehicles                                68,727        68,727
Leasehold improvements                  30,437        30,437
---------------------------------------------------------------
                                     1,402,391     1,308,181
   Less accumulated amortization      (823,178)     (640,925)
---------------------------------------------------------------
                                   $   579,213       667,256
===============================================================

      The capital lease payments were $243,536 in 1997, $246,527 in 1996 and $219,418 in 1995. Lease amortization is included in depreciation expense ($182,252 in 1997, $171,125 in 1996 and $129,146 in 1995).

      Future minimum payments under capital and operating leases are as follows:

                                                   Capital        Operating
                                                    Leases           Leases
-----------------------------------------------------------------------------
1998                                            $  198,397        1,104,481
1999                                               118,212          970,068
2000                                                57,292          668,631
2001                                                 6,321          377,989
2002                                                     -            8,560
-----------------------------------------------------------------------------
                                                   380,222     $  3,129,729
                                                                 ==========
Less amounts representing interest (rates
  9.6% - 16.5%)                                     41,711
-------------------------------------------------------------
Present value of lease payments (including
  $192,700 classified as current)               $  338,511
=============================================================

      Rent expense for operating leases of approximately $1,302,000, $1,407,000 and $682,000 was recognized for the years ended May 31, 1997, 1996 and 1995, respectively.

      On October 25, 1995, the Company entered into a sale/leaseback agreement which provided for the sale and leaseback of certain equipment. This equipment, with a net book value of $443,668, was sold for $1,660,900 and was leased back to the Company for a 48-month period at $39,015 per month. The resulting gain of $1,217,232 on the sale of equipment is being amortized over the life of the operating lease and has a remaining balance of $735,412 at May 31, 1997.

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(7)   Income Taxes

      The Company is in a net operating loss position, accordingly, no income tax expense has been recognized for the years ended May 31, 1997, 1996 and 1995.

      Income tax expense differs from the amount computed by applying the statutory corporate tax rate of 34 percent to income (loss) before income taxes as follows:

                                                          1997        1996        1995
-----------------------------------------------------------------------------------------
Expected federal income tax expense (benefit)         $  50,468   (679,588)    170,906
Increase (decrease) resulting from:
  State income tax, net of federal income tax impact      8,588    (75,939)     12,112
  Life insurance proceeds                                     -          -    (103,375)
  Meals and entertainment                                12,897     22,075      30,104
  Utilization of net operating loss carryforwards             -          -    (105,085)
  Change in the beginning of the year balance of the
    valuation allowance for deferred tax assets         (60,482)   736,696     (89,150)
  Other                                                 (11,471)    (3,244)     84,488
-----------------------------------------------------------------------------------------
Income tax expense                                    $       -          -           -
=========================================================================================

      The significant components of deferred income tax expense (benefit) for the years ended May 31, 1997, 1996 and 1995 are as follows:

                                                          1997        1996        1995
-----------------------------------------------------------------------------------------
Deferred tax expense (benefit) exclusive of the
  components listed below                             $  82,395   (727,936)     11,021
Utilization of net operating loss carryforwards               -          -     105,085
Expiration of investment tax credit carryforwards       (21,913)    (8,760)    (26,956)
Increase (decrease) in beginning of the year
  balance of the valuation allowance for deferred
  tax assets                                            (60,482)   736,696     (89,150)
-----------------------------------------------------------------------------------------
                                                      $       -          -           -
=========================================================================================

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================
(7)   (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1997 and 1996 are presented below:

                                                             1997           1996
-----------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss and tax credit carryforwards     $   883,791        887,260
  Deferred gain on sale/leaseback transaction due
    to accrual versus cash basis of accounting
    for financial reporting and tax purposes              279,162        394,678
  Other                                                   176,069        164,478
-----------------------------------------------------------------------------------
Total gross deferred tax assets                         1,339,022      1,446,416
  Less valuation allowance                             (1,063,264)    (1,123,746)
-----------------------------------------------------------------------------------
Net deferred tax asset                                    275,758        322,670
-----------------------------------------------------------------------------------

Deferred tax liabilities:
  Accounts receivable and accounts payable,
    principally due to accrual versus cash
    basis of accounting for financial reporting
    and tax purposes                                      157,110        209,480
  Property, plant and equipment, principally due
    to difference in depreciation for financial
    reporting and tax purposes                            101,801         94,800
  Other                                                    16,847         18,390
-----------------------------------------------------------------------------------
Total gross deferred tax liabilities                      275,758        322,670
-----------------------------------------------------------------------------------

Net deferred tax                                      $         -              -
===================================================================================

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

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(7)   (Continued)

      At May 31, 1997, the Company has loss carryforwards for income tax purposes of 2,254,455 available to offset future taxable income. If not utilized, these loss carryforwards will expire as follows:

                  Expiration
                  Date
                  -------------------------------
                  2003              $   555,174
                  2008                1,000,451
                  2011                  582,048
                  2012                  116,782
                  -------------------------------
                                    $ 2,254,455
                  ===============================

      In addition, the Company has various tax credit carryforwards of approximately $28,000 which will expire between the years 1997 and 2000.


(8)   Common Stock Subject to Repurchase Agreement

      In connection with the Olympic Industries, Inc. asset acquisition (see note 2), the Company entered into a common stock repurchase agreement (the "repurchase agreement"). Under the repurchase agreement, the Company is obligated to repurchase at the stock price set forth in the Asset Purchase Agreement ($1.43 per share) up to one-half of the issued shares on the first anniversary of the acquisition and up to one-half of the issued shares on the second anniversary of the acquisition. Accordingly, the 539,130 shares issued in connection with the asset acquisition have been classified as common stock subject to repurchase at their aggregate repurchase price of $775,000. As security for the Company's obligation to repurchase the shares, the Company granted the seller a security interest in the assets purchased. The Company may satisfy its obligation related to the shares (269,565 shares) subject to repurchase on the second anniversary in February 1998 upon the successful registration of the issued shares with the Securities and Exchange Commission (SEC). It is the Company's intention to complete this registration; however, upon completion, it will be subject to final SEC approval. If the stock is not registered and the Company is requested to repurchase the stock on the second anniversary, the Company can pay a fee of $38,750 and extend the repurchase date until September 1998.

      In February 1997, Olympic Industries, Inc. elected to have the Company repurchase one-half of the issued shares (269,565 shares) at the first anniversary of the acquisition. Accordingly, this obligation of $409,642 including interest of $22,142 is shown as current. The Company elected to defer the repurchase until September 1997.

(9)   Stock Options and Warrants

      Pursuant to various stock option and stock warrant agreements, the Company has granted nontransferable options and warrants to acquire the Company's common stock to certain officers, directors, investors, vendors and employees of the Company and its subsidiaries.

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(9)   (Continued)

      Options and warrants are generally granted at approximate fair market value based on the higher of the most recent ten-day average price of the stock or the last day's closing price of the stock on the date of the grant.

      The aggregate amount of shares under option pursuant to these agreements were as follows:

                                              Number            Weighted Average
                                           of Shares              Exercise Price
-----------------------------------------------------------------------------------
Options outstanding at May 31, 1994        1,495,068      $ 1.88 CDN and 1.32 US

Granted                                      972,000      $ 1.72 US

Exercised                                   (185,629)     $  .79 CDN and 1.25 US

Expired                                       (3,350)     $ 2.35 CDN and 1.37 US
------------------------------------------------------
Options outstanding at May 31, 1995        2,278,089      $ 1.91 CDN and 1.56 US

Granted                                      448,000      $ 1.07 US

Exercised                                    (77,700)     $ 1.30 CDN and 1.07 US

Expired                                     (178,816)     $ 2.34 CDN and 1.66 US
------------------------------------------------------
Options outstanding at May 31, 1996        2,469,573      $ 1.90 CDN and 1.46 US

Granted                                    1,716,000      $  .66 US

Exercised                                   (217,014)     $ 1.05 CDN and .005 US

Expired                                     (585,659)     $ 1.50 CDN and .42 US
------------------------------------------------------

Options outstanding at May 31, 1997        3,382,900      $ 2.35 CDN and 1.12 US
======================================================

      In 1997, 212,000 options were granted and exercised at $.005. At the time the options were granted the common stock of the Company had a fair value of $.63. These options were granted in exchange for services. The services were recorded at the difference between the option price and fair value of the common stock.

      Options exercisable at May 31, 1997 and 1996 approximated 2,998,000 and 1,800,000, respectively. At May 31, 1997, the range of exercise prices for options was $2.35 CDN and $.75 to 2.06 US. Options generally become exercisable over a period not exceeding five years from the date of grant and warrants are exercisable upon issuance.

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(9)   (Continued)

      The aggregate amount of shares under warrant pursuant to these agreements were as follows:

                                              Number            Weighted Average
                                           of Shares              Exercise Price
-----------------------------------------------------------------------------------
Warrants outstanding at May 31, 1994         310,223      $ 1.62 US and 1.13 CDN

Granted                                       98,679      $ 2.04 US

Exercised                                   (267,794)     $ 1.13 CDN
------------------------------------------------------
Warrants outstanding at May 31, 1995         141,108      $ 1.92 US

Expired                                      (42,429)     $ 1.62 US
------------------------------------------------------
Warrants outstanding at May 31, 1996          98,679      $ 2.04 US

Granted                                    1,494,875      $ 0.84 US

Expired                                      (47,679)     $ 1.87 US
------------------------------------------------------

Warrants outstanding at May 31, 1997       1,545,875      $  .88 US
======================================================

      The per share weighted-average fair values of stock options and warrants granted during 1997 and 1996 were $.29 and $.18 on the various dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0 percent, risk-free interest rate of 6.29 percent, expected volatility of 20 percent and an expected life of 2 to 4 years; 1996 - expected dividend yield of 0 percent, risk-free interest rate of 6.36 percent, expected volatility of 20 percent and an expected life of 4 years.

      The Company uses the intrinsic value method of APB Opinion No. 25 for recognizing stock-based compensation in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under the provisions of Statement 123, the Company's net income (loss) and net income (loss) per common share would have been increased to the pro forma amounts indicated below:

                                                 Years Ended May 31,
                                           ----------------------------
                                                1997             1996
------------------------------------------------------------------------
Net income (loss):
   As reported                            $  148,435       (1,998,791)
   Pro forma                                (340,489)      (2,032,923)

Net income (loss) per common share:
   Primary, as reported                         0.01            (0.16)
   Primary, pro forma                          (0.03)           (0.16)
   Fully diluted, as reported                   0.01            (0.16)
   Fully diluted, proforma                     (0.02)           (0.16)
------------------------------------------------------------------------

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(9)   (Continued)

      Pro forma net income (loss) reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to June 1, 1995 is not considered.


(10)  Related Party Transactions

      The Company and its subsidiaries lease various office space and laboratories from entities whose members include certain officers and directors of the Company. Rent expense under these operating leases approximated $417,000, $405,000 and $399,000 for 1997, 1996 and 1995,
      respectively.

      Other accounts receivable consists primarily of advances to officers, directors and other employees. At May 31, 1997 and 1996, $91,381 and $76,265, respectively, were the result of these advances.

      The Company has notes receivable from officers of $408,846 and $391,799 as of May 31, 1997 and 1996, respectively. The notes bear interest at six percent. As of May 31, 1997, $64,694 is due on demand and $344,152 is due in July 1998.

      The Company has notes payable to affiliates of $490,617 and $348,625 as of May 31, 1997 and 1996, respectively. These affiliates include certain partnerships and individuals whose members are officers and directors of the Company. The balance at May 31, 1997 includes $289,159 classified as current. The remaining balance of $201,458 is due in fiscal 1999. The notes bear interest at rates between six and twenty percent.

      In March 1997, the Company borrowed $2,000,000 from a stockholder.  The note is due March 17, 1999, however, the stockholder has the option to accelerate the entire principal and interest owed and demand payment in full upon sixty days notice. Due to this acceleration clause, the entire amount is shown as current. The note bears interest at fifteen percent which is payable monthly. The Company may borrow an additional $500,000 from the stockholder at his discretion upon review of the Company's financial condition and the value of the collateral. The note is collateralized by accounts receivable, inventories and property and equipment. At May 31, 1996, the Company had a note payable to stockholder of $600,000, which was paid in full during 1997.

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

(11)  Other Matters

      The Company does not receive hazardous waste during the normal course of business. The Company does receive environmental samples for analysis; and, occasionally, in the process of analysis, small quantities of hazardous waste are generated. Such waste is stored in designated

                                                                (Continued)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=============================================================================

(11)  (Continued)

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


(12)  Fair Value of Financial Instruments

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


(13)  Fourth Quarter Adjustments

      Significant adjustments to the fourth quarter for the year ended May 31, 1997 included a charge of approximately $75,000 as a provision for bad debts based on specific reviews of customer accounts and a $95,000 charge to correctly state costs and earnings in excess of billings.

(14)  New Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt this statement in fiscal 1998. The adoption of this statement by the Company is not anticipated to have a material effect on earnings per share presented in the current or prior years.


=============================================================================

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ETS INTERNATIONAL, INC.
                              (Registrant)

                        By:   s/John D. McKenna
                              John D. McKenna
                              President and Principal
                              Executive Officer


                        By:   s/John C. Mycock
                              John C. Mycock
                              Secretary/Treasurer and
                              Principal Financial Officer

Dated:  September 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 12, 1997.

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

s/Arthur B. Nunn
-----------------------
  Arthur B. Nunn              Director