Form 10-Q
period 1997-08-31
ETS INTERNATIONAL INC
filed 1997-10-15
CIK 822367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended AUGUST 31, 1997           Commission File No.00019678
----------------------------------------------------------------------------

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

                        Yes      x        No
                              --------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

      Class                                     Number of Shares Outstanding
-----------------------------                   ----------------------------
   Common Stock                                          15,230,206

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
                                              AUGUST 31, 1997    MAY 31, 1997
                                              ---------------    ------------
                                                 (unaudited)       (audited)
ASSETS
------
Current assets:
  Cash and cash equivalents                      $   471,472      $    94,734
  Accounts receivable:
    Trade (net of allowance of $118,956
      in 1998 and $119,424 in 1997                 3,915,952        4,809,128
    U.S. Government agencies                         138,308           79,661
    Other                                            271,778          151,341
                                                  ----------       ----------
                                                   4,326,038        5,040,130
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              1,405,274        1,325,954
  Notes receivable from officers                      65,896           64,694
  Inventory                                          929,449          771,788
  Prepaid expenses                                   525,124          516,974
                                                  ----------       ----------
Total current assets                               7,723,253        7,814,274

Property, plant and equipment:
  Furniture and fixtures                             989,880          984,463
  Laboratory equipment                             2,844,365        2,829,277
  Machinery, tools and equipment                   3,200,862        3,138,372
  Vehicles                                         1,854,346        1,845,518
  Leasehold improvements                             788,475          788,051
                                                  ----------       ----------
                                                   9,677,928        9,585,681
  Less accumulated depreciation                    6,690,739        6,505,254
                                                  ----------       ----------
Property, plant and equipment, net                 2,987,189        3,080,427

Other assets:
  Goodwill (net of accumulated amortization
    of $32,317 in 1998 and $28,091 in 1997)          222,901          227,155
  Notes receivable from officers                     349,314          344,152
  Prepublication costs (net of accumulated
    amortization of $329,306 in 1998 and
    $322,646 in 1997)                                202,231          208,890
  Cash surrender value of life insurance, net         26,866          142,728
  Patents granted (net of accumulated
    amortization of $34,886 in 1998 and
    $33,190 in 1997)                                  75,850           77,546
  Patents pending                                     67,233           65,905
  Other assets                                       245,528          343,472
                                                  ----------       ----------
                                                   1,189,923        1,409,848
                                                  ----------       ----------
                                                 $11,900,365      $12,304,549
                                                  ==========       ==========
/TABLE

LIABILITIES AND STOCKHOLDERS' EQUITY



                                               AUGUST 31, 1997   MAY 31, 1997
                                               ---------------   ------------
                                                 (unaudited)       (audited)
Current liabilities:
  Bank overdraft                                $         0      $    44,560
  Notes payable to bank                              89,837           89,837
  Note Payable to stockholders                    2,000,000        2,000,000
  Notes Payable to affiliates                       284,159          289,159
  Current portion of long-term debt                 437,751          493,012
  Accounts payable                                2,633,064        3,198,194
  Accrued expenses and other liabilities            576,722          431,467
  Common stock to be repurchased (including
    interest of $38,750) 269,565 shares;
    issued and outstanding                          426,250          409,642
                                                 ----------       ----------
Total Current liabilities                         6,447,783        6,955,871

Long-term debt                                      721,281          861,673
Notes payable to affiliates                         185,000          201,458
Deferred gain on sale/leaseback                     659,334          735,412
                                                 ----------       ----------

Total Liabilities                                 8,013,398        8,754,414

Common stock subject to repurchase agreement,
  269,565 shares; issued and outstanding                  0          387,500

Stockholders' equity:
  Preferred stock, no par value; authorized
    5,000,000 shares, none issued and
    outstanding                                           0                0
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding
    15,230,206 and 14,215,823 at August 31,
    1997 and May 31, 1997, respectively           5,656,647        5,002,129
  Retained earnings (accumulated deficit)        (1,769,680)      (1,839,494)
                                                 ----------       ----------

Total stockholders' equity                        3,886,967        3,162,635


                                                 ----------       ----------
                                                $11,900,365      $12,304,549
                                                 ==========       ==========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                              AUGUST 31, 1997  AUGUST 31, 1996
                                              ---------------  ---------------
                                                (unaudited)      (unaudited)
Contract revenues:
  U.S. Government agencies                      $   165,055      $   151,009
  Commercial                                      5,989,133        6,088,979
                                                 ----------       ----------
                                                  6,154,188        6,239,988

Cost of goods and services                        4,788,229        5,052,117
                                                 ----------       ----------
         Gross profits                            1,365,959        1,187,871

Selling, general and
  administrative expenses                           949,540        1,007,817
                                                 ----------       ----------
         Net operating income                       416,419          180,054

Miscellaneous income                                 12,043            9,033
Interest expense                                   (358,648)         (87,966)
                                                 ----------       ----------

         Net income                             $    69,814      $   101,121
                                                 ==========       ==========


Net Income per common share:
  Primary                                               .00              .01
  Fully diluted                                         .00              .01

Average shares of common stock used
  for the above calculation:
    Primary                                      15,805,181       12,613,472
    Fully diluted                                15,806,115       12,613,472

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY QUARTER ENDED AUGUST 31, 1997


                                                                                Retained
                                                                                Earnings
                                                  Common Stock                (Accumulated
                                            Shares            Amount             Deficit)
                                          -----------       -----------        -----------
                                          (unaudited)       (unaudited)        (unaudited)

Balances at May 31, 1997                    14,215,823       $ 5,002,129       $(1,839,494)


Conversion of convertible debentures           724,818           257,018

Proceeds from exercise of employee
  stock options                                 20,000            10,000

Cancellation of previous agreement to
  Repurchase stock issued pursuant to
  an asset purchase                            269,565           387,500

Net Income                                                                          69,814
                                            ----------        ----------       -----------

Balances at August 31, 1997                 15,230,206       $ 5,656,647       $(1,769,680)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        THREE MONTHS ENDED
                                                 AUGUST 31, 1997   AUGUST 31, 1996
                                                 ---------------   ---------------
                                                   (unaudited)      (unaudited)

Cash flows from operating activities:
  Net income                                       $   69,814       $  101,121

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   206,380          212,803
      Amortization of convertible debentures
         discount                                     207,076
      Amortization of deferred gain on
         sale/leaseback                               (76,078)         (76,077)
  Increase or decrease in operating assets
    and liabilities:
    Accounts receivable                               714,092         (670,593)
    Costs and estimated earnings in excess of
      billings on uncompleted contracts               (79,320)         (75,479)
    Inventories                                      (157,661)         (63,593)
    Prepaid expenses                                   (8,150)         (19,586)
    Accounts payable                                 (565,130)         402,303
    Accrued expenses and other liabilities            168,883          (26,453)
    Cash surrender value of life insurance,net        115,862           (5,149)
    Other Assets                                       89,656            9,719
                                                   ----------       ----------
Net cash provided by (used in)
  operating activities                                685,424         (210,984)

Cash flows from investing activities:
  Purchase of property, plant and equipment           (92,247)        (203,884)
  Patent Cost Incurred                                 (1,328)          (2,298)
                                                   ----------       ----------
Net cash used in investing activities                 (93,575)        (206,182)

Cash flows from financing activities:
  Bank overdraft                                      (44,560)          (8,746)
  Notes receivable from officers (increase)
    decrease                                           (6,364)          12,117
  Notes payable increase (decrease)                         0          300,178
  Proceeds from long-term debt                              0           53,000
  Principal payments on long-term debt               (152,729)         (85,578)
  Proceeds from issuance of common stock               10,000                -
  Notes payable to affiliates increase                (21,458)         107,942
                                                   ----------       ----------
Net cash provided by financing activities            (215,111)         378,913
                                                   ----------       ----------
Increase (decrease) in cash and cash equivalents      376,738          (38,253)

Cash and cash equivalents at beginning of year         94,734          121,713
Cash and cash equivalents at end of period         $  471,472       $   83,460
                                                   ==========       ==========
/TABLE

      Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $238,525 and $87,966 for the three months ended August 31, 1997 and 1996 respectively. Capital lease obligations of $0 and $ 0 were incurred during the first quarter of fiscal 1998 and 1997 respectively for vehicles, furniture and fixtures and laboratory equipment.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.


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

Results of operations

Introduction

      A few relatively large contracts in any one business segment in any fiscal year can make any segment generate relatively large revenues in that year. Because disproportionate generation of income has occurred periodically throughout the existence of ETSI, the Company's strategy has been to offer a variety of services and maintain a flexible staff capable of executing different tasks. Services are tied to different markets, such as new pollution control equipment expenditures by industry, government funding or legislative enforcement. In addition, ETSI continually markets its services through brochures, seminars and attendance at trade shows and conferences and by telemarketing. ETSI attempts to increase its business in the aggregate. As the United States experiences economic and legislative cycles, the demand for each of the Company's services fluctuates accordingly. Likewise, economic cycles in countries such as Taiwan and Korea can influence the foreign demand for ETSI's products and services.

      ETSI has divided its revenues into four meaningful categories:
(a) services - encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting /engineering - encompassing consulting and engineering services and educational areas; (c) products; and
(d) construction.

First Quarter Fiscal 1998 Compared to First Quarter Fiscal 1997

      Revenues for the first quarter of 1998 were $6,154,188 compared to $6,239,988 for the first quarter of fiscal 1997.

      Total testing service revenues were $1,052,440 for the current quarter for a 25% decrease from the revenues reported for the first quarter of fiscal 1997 of $1,402,653. This decrease in large part was due to the continued reduction in the quantity of services contracted out by industrial customers in the face of significantly relaxed regulatory enforcement in the geographic areas served by the Company and the Company's lack of a complete sales force. Field testing revenues were $384,567 compared to $523,695 for a 27% decrease. Source testing activities, while still very low compared to past years, are anticipated to pick up. Major customers for the first quarter of fiscal 1998 included a waste incinerator plant, a utility power plant, a hazardous waste incinerator firm and an environmental engineering firm. Regulatory assistance revenues for the first quarter of fiscal 1998 were $45,067 compared to $71,874 for a decrease of 37%. While these services are down from the previous year first quarter, there currently are a number of short-term projects in progress. Major customers included a steel manufacturer which accounted for 64% of the total. Monitoring services for the current quarter were $60,840 compared to $19,800 for the previous years' first quarter for a 207% increase. This increase is the result of contracts with two major customers, a chemical plant and a sanitation plant.

      Revenues for analytical laboratory services for the quarter were $561,966 compared to $787,284 for the first quarter of fiscal 1997 for a 29% decrease. Revenues in the lab were extremely disappointing as the revenues from the environmental engineering contractors relating to site remediation activities were the lowest they have been in recent years, and industrial revenues were basically flat. Government revenues from the EPA Office of Water were up for the quarter. In response to the losses, the Richmond laboratory was scaled back to only a skeleton operation to reduce cost. Samples received in Richmond are transferred to the Roanoke laboratory for performance.

      Revenues for products were $203,156 for the current quarter compared to $6,239, representing the start-up of the Taiwan order received during this first quarter to supply three of the Company's LEC systems for a value of approximately $7,000,000. A definitive contract has been negotiated with respect to this order.

      Consulting and engineering revenues for the fiscal 1998 current quarter were $100,170 compared to $83,935 for an increase of 19%. Revenues for the consulting area were $6,469 compared to $3,282 for the prior year first quarter. Engineering revenues, although above expectations, were $64,655 compared to $75,813, for a decrease of 15%. The major customer for the current quarter was an iron foundry and a medical waste incinerator company which accounted for 76% of the engineering service revenues. In-house revenues representing book sales were $4,847 for the current quarter compared to $4,175 for the first quarter of fiscal 1997. Seminar revenues for the current quarter were $24,199 compared to $665 for the same period of fiscal 1997 and were derived from a baghouse seminar conducted for a Korean engineering firm.

      Construction revenues for the first quarter of fiscal 1998 were $4,798,422 compared to $4,747,161. Commercial irrigation activities were stronger and the service department continues to show strong performance. Construction activities in Florida, while down in revenues from the first quarter of fiscal 1997, are currently strong, and management anticipates satisfactory activities for the remainder of the year. The construction companies received $2,225,000 in new orders for the first quarter of fiscal 1998.

      Cost of goods and services for the quarter were $4,788,229 or 78% of the total revenues for the current quarter compared to $5,052,117 or 81% of the fiscal 1997 first quarter revenues. Gross profits for the quarter were $1,365,959 or 22% of the total revenues compared to $1,187,871 or 19% of the total revenues for the same period of fiscal 1997. This decrease in cost of goods and services and increase in gross profits represents an effort in cutting cost and the sale of more profitable contracts.

      Selling, general and administration expenses for first quarter of fiscal 1998 were $949,540 or 15% of total revenues compared to $1,007,187 or 16% of the fiscal 1997 first quarter revenues. The first quarter expenses are generally higher due to the costs of auditing and SEC filings for the year-end reports.

      Miscellaneous income for the quarter was $12,043 compared to $9,033 for the same period of fiscal 1997 representing interest income. Interest expense for the current quarter was $358,648 compared to $87,966 for the first quarter of fiscal 1997. The current quarter increase includes the interest expense on notes, leases and loans of $140,664 and interest and amortization in the amount of $217,984 associated with the convertible debentures financing.

      Net income for the current quarter was $69,814 compared to $101,121 for the same period of fiscal 1997. The construction companies generated income during the current quarter of $364,251 while the environmental operations had losses of $294,437. Losses in the analytical laboratory are anticipated to continue for the next two quarters. Additional actions to reduce or eliminate losses are being reviewed by the Company.

      Liquidity And Capital Resources As Of The End Of The First Quarter of Fiscal Year 1998

      During the first quarter of fiscal 1998, proceeds were received from the exercise of employee stock options to purchase 20,000 shares of the Company's common stock at an aggregate price of $10,000. Additionally, there were 724,818 shares of common stock issued in connection with the conversion of convertible debentures with an equity book value of $257,018. These debentures were issued in connection with a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997.

      ETSI maintains a note with Thomas Marmon, a member of the Board of Directors, which replaced the bank's line of credit during the third quarter of fiscal 1997 in the amount of $2,500,000. The current advance under the note is in the amount of $2,000,000. The note calls for fixed monthly interest of $25,000 over a two-year term, subject to call by the holder upon 60 days notice and is secured by the assets of the Company and its subsidiaries. The Company may repay the note at any time without penalty.

      The second quarter of fiscal 1998 may see improved revenues and income. The construction companies currently anticipate relatively the same results as the first quarter, but the overall construction activities in the Richmond and Florida areas look strong for the foreseeable future. Activities in the field testing area are expected to improve to show at least a break even for the second quarter.

      The net cash provided by operating activities of $685,424 included the net income of $69,814, decrease in accounts receivable of $714,092, depreciation of $206,380, amortization of convertible debenture discount of $207,076, cash from life insurance surrender value of $115,862 and other assets and accrued liabilities of $258,539. These were offset by cash used in decrease in accounts payable of $565,130, increase in inventory of $157,661, decrease in deferred gain on sale/leaseback agreement of $76,078, increase in costs and estimated earnings in excess of billings on uncompleted contracts of $79,320 and increase in prepaid expenses of $8,150. Net cash used in investing activities included the purchase of property, plant and equipment and patent cost of $93,575. Components of net cash provided by financing of $215,111 included a bank draft of $44,560, decrease in notes receivable from officers of $6,364, principal payment on long-term debt of $152,729 and increase in notes payable to affiliates of $21,458 less proceeds from issuance of common stock of $10,000. Net cash and cash equivalents at August 31, 1997 was $471,472, compared to $83,460 at August 31, 1996.

      New orders received for the first quarter of fiscal 1998 were $13,486,169 compared to $4,966,475 for the first quarter of fiscal 1997. The current quarter new orders reflects the order received from China Steel Company for three LEC systems to be installed in Taiwan at an approximate value of $7,000,000. Backlog at August 31, 1997 was $15,396,408 compared to $5,609,988 at August 31, 1996. In addition to the backlog, ETSI held open task orders from various clients, principally government agencies. If all the work under these open orders is authorized, the Company estimates it contract backlog would increase by $468,310 for a total of $15,864,718 compared to a total contract value of $7,337,189 at the end of the first quarter of fiscal 1997.

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


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities.

      Pursuant to a Regulation S Convertible Debentures Purchase Agreement, during the first quarter of fiscal 1998, the Company issued 724,818 shares of its common stock in connection with the conversion of the debentures with a face value of $257,018.

      Pursuant to the terms of a repurchase agreement executed in connection with the purchase of assets from Olympic Industries, Inc., ETSI had certain obligations to repurchase up to 539,130 shares of the Company's common stock at $1.43 per share. This obligation to repurchase has been booked as a debt of the Company rather than equity. By agreement dated July 21, 1997, it was determined that ETSI would pay for 269,565 shares (the "Repurchased Shares"), which totaled $387,500 plus an extension fee of $38,750, in cash, and the obligation to repurchase the remaining shares was terminated. The Company has paid $38,750. At August 31, 1997, $387,500 was removed from debt and placed in equity to reflect the termination of the obligation to purchase the remaining 269,565 shares. The remaining debt of $387,500 will be removed from debt and placed in equity when the Company pays the amount due to Olympic Industries for the Repurchased Shares.

Item 3.     Defaults upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security-Holders.

            None

Item 5.     Other Information.

      The Company's common stock has traded on the AMEX-ECM since July, 1992. As a result of significant losses in fiscal year 1996, the Company fell out of compliance with certain AMEX-ECM eligibility requirements, including profitability, net asset value and stock price and therefore, the Company is under review by AMEX. The Company has worked diligently to improve these areas. As a result, profitability in fiscal year 1997 improved and net asset value increased. While the Company is pleased with its progress to date, additional progress is needed to bring the Company into full compliance with the AMEX-ECM continued eligibility requirements.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

            10(a) Contract dated September 12, 1997, by and between China Steel Corporation and ETS International, Inc.

            27     Financial Data Schedule

            (b)    Reports on Form 8-K

                   None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ETS INTERNATIONAL, INC.


DATE  October 14, 1997                    BY:  s/John D. McKenna
      ----------------                         -----------------------------
                                                 John D. McKenna
                                                 President and
                                                 Principal Executive Officer



DATE  October 14, 1997                    BY:  s/John C. Mycock
      ----------------                         -----------------------------
                                                 John C. Mycock
                                                 Secretary/Treasurer and
                                                 Principal Financial Officer