Form 10-Q
period 1997-11-30
ETS INTERNATIONAL INC
filed 1998-01-14
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended NOVEMBER 30, 1997             Commission File No.00019678
--------------------------------------------------------------------------------

                             ETS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                       54-1414643
--------------------------------------------------------------------------------
State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


1401 Municipal Road, NW, Roanoke, Virginia                      24012
--------------------------------------------------------------------------------
(Address)                                                     (Zip Code)


Registrant's telephone number, including area code   (540) 265-0004
--------------------------------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or subject to the filing requirements for at least the past 90 days.

                      Yes    x        No
                         ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

      Class                           Number of Shares Outstanding

   Common Stock                                15,588,871

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                             NOVEMBER 30,1997    MAY 31, 1997
                                             ----------------    ------------
ASSETS                                          (unaudited)        (audited)

Current assets:
  Cash and cash equivalents                    $   885,402       $    94,734
  Accounts receivable:
    Trade (net of allowance of $62,099
      in 1998 and $119,424 in 1997               3,884,576         4,809,128
    U.S. Government agencies                         1,216            79,661
    Other                                          347,183           151,341
                                               -----------       -----------
                                                 4,232,975         5,040,130
  Costs and estimated earnings in excess of
    billings on uncompleted contracts            1,394,479         1,325,954
  Notes receivable from officers                         0            64,694
  Inventory                                      1,003,780           771,788
  Prepaid expenses                                 402,959           516,974
                                               -----------       -----------

           Total current assets                  7,919,595         7,814,274

Property, plant and equipment:
  Furniture and fixtures                           744,973           984,463
  Laboratory equipment                             833,406         2,829,277
  Machinery, tools and equipment                 3,720,108         3,138,372
  Vehicles                                       1,800,364         1,845,518
  Leasehold improvements                           508,841           788,051
                                               -----------       -----------
                                                 7,607,692         9,585,681
  Less accumulated depreciation                  4,954,706         6,505,254
                                               -----------       -----------
          Property, plant and
            equipment, net                       2,652,986         3,080,427

Other assets:
  Goodwill (net of accumulated amortization
    of $36,571 in 1998 and $28,091 in 1997)        218,647           227,155
  Notes receivable from officers                   354,554           344,152
  Prepublication costs (net of accumulated
    amortization of $335,965 in 1998 and
    $322,646 in 1997)                              196,296           208,890
  Patents granted (net of accumulated
    amortization of $36,582 in 1998 and
    $33,190 in 1997)                                74,155            77,546
  Patents pending                                   62,173            65,905
  Cash value of life insurance                      33,477           142,728
  Other assets                                     228,980           343,472
                                               -----------       -----------
                                                 1,168,282         1,409,848
  Assets of business transferred under
    contractual arrangements                     1,345,146                 0
                                               -----------       -----------
                                               $13,086,009   `   $12,304,549
                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY





                                             NOVEMBER 30,1997    MAY 31, 1997
                                             ----------------    ------------
                                               (unaudited)       (audited)

Current liabilities:
  Bank overdraft                              $         0        $    44,560
  Notes payable to bank                            89,837             89,837
  Notes payable to stockholders                 3,200,000          2,000,000
  Notes payable to affiliates                     584,159            289,159
  Current portion of long-term debt               373,967            493,012
  Accounts payable                              2,795,722          3,198,194
  Accrued expenses and other liabilities          660,844            431,467
  Common stock to be repurchased (including
   interest of $38,750), 269,565 shares;
   issued and outstanding                               0            409,642
                                               ----------         ----------

          Total current liabilities             7,704,529          6,955,871

Long-term debt                                    931,258            861,673
Notes payable to affiliates                             0            201,458
Deferred gain on sale/leaseback                   583,257            735,412
Liabilities of business transferred under
  contractual arrangements                        149,165                  0
                                               ----------         ----------

         Total liabilities                      9,368,209          8,754,414

Common stock subject to repurchase
  agreement, 269,565 shares                             0            387,500

Stockholders' equity:
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding
    15,588,871 and 14,215,823 at November 30,
    1997 and May 31, 1997, respectively         5,836,846          5,002,129
  Preferred stock, no par value; authorized
    5,000,000 shares, none issued and
    outstanding                                         0                  0
  Retained earnings (accumulated deficit)      (2,119,046)        (1,839,494)
                                               ----------         ----------
          Total stockholders' equity            3,717,800          3,162,635


                                              $13,086,009        $12,304,549
                                              ===========        ===========



ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME





                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                              NOVEMBER 30   NOVEMBER 30       NOVEMBER 30   NOVEMBER 30
                                  1997          1996             1997           1996
                             -----------     ----------       ----------     ----------
                             (unaudited)    (unaudited)       (unaudited)   (unaudited)

Contract revenues:
  U.S. Government agencies   $         0    $         0      $         0    $         0
  Commercial                   5,057,523      5,055,469       10,649,744     10,508,173
                             -----------     ----------       ----------     ----------

                               5,057,523      5,055,469       10,649,744     10,508,173

Cost of goods and services     4,084,885      4,195,892        8,368,634      8,692,304
                             -----------     ----------       ----------     ----------

Gross profits                    972,638        859,577        2,281,110      1,815,869

Selling, general and
  administrative expenses        798,942        554,266        1,508,980      1,331,377
                             -----------     ----------       ----------     ----------

     Net operating income        173,696        305,311          772,130        484,492


Miscellaneous income              15,218          5,779           25,360         13,353
Interest expense            (    221,339)  (     57,750)     (   467,350)   (   118,502)
                             -----------    -----------       -----------    -----------

Income (loss) from
  continuing operations     (     32,425)       253,340      $   330,140    $   379,343

Loss from discontinued
  operations                (    316,941)  (     83,882)     (   609,692)   (   108,764)
                             -----------    -----------       ----------     ----------

Net income (loss)           ($   349,366)   $   169,458      ($  279,552)    $  270,579
                             ===========    ===========       ==========     ==========





Net Income (loss) per common share:
  Primary                    $      (.02)   $       .01       $     (.02)    $      .02
  Fully debuted              $      (.02)   $       .01       $     (.02)    $      .02

Average shares of common stock used for the above calculation:
    Primary                   15,960,641     13,006,357       15,882,911     12,926,304
    Fully diluted             15,960,641     13,006,357       15,882,911     12,926,304


ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED NOVEMBER 30, 1997





                                                                     Retained
                                                                     Earnings
                                              Common Stock          Accumulated
                                         Shares        Amount        (Deficit)
                                       ----------   -----------    ------------
                                       (unaudited)  (unaudited)     (unaudited)

Balances at May 31, 1997               14,215,823   $ 5,002,129    ($ 1,839,494)

Conversion of convertible debentures      724,818       257,018

Proceeds from exercise of employee
   Stock options                           20,000        10,000

Cancellation of previous agreement to
   repurchase stock issued pursuant to
   an asset purchase                      269,565       387,500

Net Income                                                               69,814
                                       ----------   -----------    ------------
Balances at August 31, 1997            15,230,206    $5,656,647    ($ 1,769,680)



Conversion of convertible debentures      299,948       104,795

Exchange for goods and services            58,717        36,405

Discount on issuance of 225,000 warrants                 38,999

Net Income (loss)                                                  (    349,366)
                                       ----------   -----------    ------------
Balances at November 30, 1997          15,588,871    $5,836,846    ($ 2,119,046)



ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                        SIX MONTHS ENDED
                                                 NOVEMBER 30,1997  NOVEMBER 30,1996
                                                 ----------------  ----------------
                                                    (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income (loss) from continuing
    operations                                         330,140      $   270,579
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                    301,190          420,237
      Amortization of deferred gain on
        sale/leaseback                              (  152,155)      (  152,154)
      Amortization of convertible debentures
        discount                                       336,429                0

  Increase or decrease in operating assets
    and liabilities:
      Accounts receivable                              309,361       (  345,256)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts           (  309,600)           6,723
      Inventories                                   (  231,662)      (  155,353)
      Prepaid expenses                                  49,135       (   51,145)
      Accounts payable                              (  366,067)         271,940
      Accrued expenses and other liabilities        (  229,380)      (   49,494)
      Cash surrender value of life insurance, net      109,251       (   10,297)
      Other Assets                                      98,876           24,024
                                                     ---------        ---------
        Net cash provided by (used in)
        operating activities                           245,518          229,804

Cash flows from investing activities:
  Purchase of property, plant and equipment         (  662,591)      (  353,397)
  Patent Cost Incurred                                   3,732       (   11,990)
                                                    -----------      -----------
    Net cash provided by (used in) investing
       activities                                   (  658,859)      (  365,387)
Cash flows from financing activities:
  Bank overdraft                                    (   44,560)      (    8,746)
  Notes receivable from officers
    (increase) decrease                             (   10,402)          12,195
  Notes payable increase (decrease)                          0          185,295
  Proceeds from long-term debt                         442,232           53,000
  Principal payments on long-term debt              (  262,011)      (  140,002)
  Proceeds from issuance of common stock                10,000                0
  Notes payable to affiliates increase(decrease)       295,000           76,365
  Proceeds from notes payable to stockholder         1,200,000                0
  Repurchase of common stock                        (  426,250)               0
                                                    ----------       ----------
    Net cash provided by (used in)
      financing activities                           1,204,009          178,107

Increase in cash and cash equivalents                  790,668           42,524
Cash and cash equivalents at beginning of year          94,734          121,713
                                                    ----------       ----------
Cash and cash equivalents at end of period          $  885,402       $  164,237
                                                    ==========       ==========

   Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $223,592 and $118,502 for the six months ended November 30, 1997 and 1996 respectively. There were no capital lease obligations for the periods represented.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998.


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


NOTE D--BUSINESS COMBINATION

(None)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (I) changes in legislative enforcement and directions,
(ii) unusually bad weather conditions, (iii) unanticipated delays in contract execution, (iv) sudden loss of key personnel, (v) abrupt changes in competition, and (vi) abrupt changes in market opportunities.

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

     ETSI has divided its revenues into four meaningful categories: (a)services -encompassing field and analytical testing, regulatory assistance and monitoring; (b) consulting /engineering - encompassing consulting and engineering services and educational areas; (c) products; and (d) construction.


Second Quarter Fiscal 1998 Compared to Second Quarter Fiscal 1997

     On October 31, 1997, substantially all the assets of ETS Analytical Services, Inc., a wholly owned subsidiary of ETS International, Inc., were sold and the revenues have been removed from the continuing operations.

     Revenues for continuing operations from the second quarter of fiscal 1998 were $5,075,523 compared to $5,055,469 for the second quarter of fiscal 1997. Revenues for the six month period ended November 30, 1997 were $10,649,744 compared to $10,508,173 for the same six months period in fiscal 1997. Second quarter activities resulted in revenues that were lower than budgeted for the pollution control company with a resulting operating loss for the quarter while the construction companies had close to the same level of revenues as the prior year second quarter.

      Total testing service revenues for the second quarter of fiscal 1998 were $482,777 compared to $547,319 for the second quarter of fiscal 1997 for a 12% decrease. Field testing revenues were $356,008 for the current quarter compared to $493,525 for the preceding first quarter. Field testing services were down from the prior year services by 28% mainly due to lost of previous years' clients brought on by the companies being merged with other companies, closed down or acquired by other companies. Source testing revenues were close to budget and are expected to be stronger than normal for the winter quarter. Major clients for the quarter included a waste incinerator plant, an electric power utility plant, a municipal waste incinerator plant, a glass manufacturer and a specialty metals manufacturer.

     Regulatory assistance revenue for the quarter were $89,113 compared to $33,994 for the second quarter of fiscal 1997 for a 162% increase. Revenues for regulatory assistance were approximately as forecasted for the quarter and are operating strongly; however, there are indications that it may begin to soften during the latter part of the third quarter. Three major customers accounting for 50% of the revenues were a a railroad company, a steel manufacturer and a tire manufacturer. Revenues for the second quarter of fiscal 1998 for monitoring were $37,600 compared to $19,800 for the second quarter of fiscal 1997 for a 90% increase with its clients being a chemical plant and a sanitation plant.

     Due to heavy losses incurred by the analytical laboratories and the lack of success in turning it around, ETSI sold substantially all the assets of ETS Analytical Services, Inc. ("ETSAS") on October 31, 1997 to Q Enterprises, Inc., a newly formed Virginia corporation, in consideration of a promissory note in the principal amount of $1,380,000. The note is secured by a pledge of all of the outstanding shares of Q Enterprises, Inc. and provides for monthly payments of principal and interest (at the rate of 8.5% per annum). The note payments are amortized over 30 years with a balloon payment after 10 years. The purchase price was based upon the book value of ETSAS's assets sold plus goodwill. Q Enterprises, Inc. has agreed to assume certain equipment lease obligations of $180,000 and certain operating agreements of ETSAS. Q Enterprises, Inc. is owned by James B. Quarles, a former employee and Senior Vice President of ETS International, Inc.

     The net operations of the laboratories are presented as discontinued operations on the income statement. As a result of this sale, ETSI now operates through three affiliates, ETS, Inc. ("ETS"), ETS Water and Waste Management, Inc. ("ETSW") and ETS Liner, Inc., a subsidiary of ETSW.

     Revenues for the second quarter of fiscal 1998 for consulting/engineering and seminar services were $82,240 compared to $183,068 for the second quarter of fiscal 1997 for 55% decrease. Consulting service revenues were $8,850 compared to $3,907 for the second quarter of fiscal 1997. Engineering services were down significantly at $58,379 for the quarter compared to $155,577 for the second quarter of fiscal 1997. This decrease was mainly due to unexpected cancellation of an engineering program for a steel manufacturing client. The engineering revenues are expected to improve in the third quarter due to increased proposal activity during the second quarter. Major clients for the quarter included a iron foundry and an environmental engineering firm. Seminar revenues for the quarter were $14,756 compared to $18,582 for the second quarter of fiscal 1997 and revenues for sale of books were $255 for the current quarter compared to $5,002 for the prior years' second quarter.

     Revenues for the sale of product for the quarter were $214,084 compared to $52,347 for the second quarter of fiscal 1997. There were no sales for the quarter for the Baghouse Performance Monitoring (BPM) hardware and software compared to $12,347 for the same quarter of fiscal. Revenues for the LEC project in Taiwan were $214,084 for the quarter. A kick-off meeting to formally begin the project was held in Roanoke during September. ETS participated with E & C Engineering Services to finalize the design details in preparation for on-site construction which started in December.

     Total construction service revenues which includes ETS Liner, Inc., a subsidiary of ETSW, were $4,278,422 for the second quarter of fiscal 1998 compared to $4,272,735 for the second quarter of fiscal 1997. Overall construction activities for the quarter were normal for the Company. Construction sales and completion of work for the quarter were at the same level as the second quarter of fiscal 1997. The third quarter activities for the Richmond, Virginia office are expected to be slower due to the winter weather. Management feels very optimistic that the year over all should be a very profitable year. ETS Liner had a strong second quarter and should have strong third and fourth quarters.

     Cost of goods and services for the second quarter were $4,084,885 representing 81% of the revenues compared to $4,195,892 or 83% of revenues for the second quarter of fiscal 1997. Gross profit for the second quarter of fiscal 1998 was $1,000,433 or 20% of the revenues compared to $859,577 or 17% of revenues for the second quarter of fiscal 1997. This improvement in costs and profit is the result of an effort to improve the efficiency and profitability of the operating companies. Selling, general and administrative expenses were $798,942 for the current quarter compared to $554,266 for the second quarter of fiscal l997. This increase in G & A expenses were largely due to the expense incurred by ETS Liner, Inc. in moving to a new location in Florida and expense involved with the expansion of the "pipe bursting" division of their business.

     Miscellaneous income for the second quarter of fiscal 1998 was $50,968 compared to $5,770 for the second quarter of fiscal 1997 representing earned interest from savings on deposit and sale of miscellaneous equipment and scrap. Interest expense for the quarter was $221,339 compared to $80,034 for the second quarter of fiscal l997 representing the interest expense on notes, leases and loans, and interest and amortization associated with the convertible debentures financing.

     For the continuing operations, the second quarter of fiscal 1998 had a net loss of $30,425 and net income of $330,140 for the six month period of fiscal 1998 compared with the second quarter of fiscal 1997 with a net income of $253,340 and net income of $379,343 for the six months of fiscal 1997. The discontinued operations of the analytical laboratory had a loss for the second quarter of fiscal 1998 of $316,941 compared to a loss of $83,882 for the same quarter of fiscal 1997, and a loss of $609,692 for the six month period of fiscal 1998 compared to $108,764 for fiscal 1997.


Liquidity And Capital Resources As Of The End Of The Second Quarter of Fiscal Year 1998

     During the second quarter of fiscal 1998, 299,948 shares of ETSI common stock were issued in connection with the conversion of convertible debentures with an equity book value of $104,795. These debentures were issued in connection with a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997. Stock was also issued to a vendor for 58,717 shares with a equity book value of $36,405 in exchange for goods and services.

     ETSI maintains a note with Thomas Marmon, a member of the Board of Directors, which replaced the bank's line of credit during the third quarter of fiscal 1997 in the amount of $2,500,000. The current advance under the note is in the amount of $2,000,000. The note calls for fixed monthly interest of $25,000 over a two-year term, subject to call by the holder upon 60 days notice and is secured by the assets of the Company and it subsidiaries. The Company may repay the note at any time without penalty.

     Management currently believes that for the third quarter the pollution control company will have a strong level of activity despite the normal significant seasonal turn-down while the construction division is expected to be slower due to the winter weather.

     At November 30, 1997, net cash provided by operating activities of $245,518 included the net income of $330,140, depreciation expense of $301,190, amortization of convertible debentures discount of $336,429, decrease in accounts receivable of $309,361 and other assets of $257,262. These were offset by increase in accounts payable of 366,067, increases in cost and estimated earnings in excess of billings on uncompleted contracts for $309,361, inventories of $231,662, other accrued expenses of $229,380 and amortization of deferred gain on sale/leaseback of $155,155.

     Net cash of $658,859 used in investing activities was for purchases of capital equipment. Major components of net cash provided by financing activities amounting to $1,204,009 included the proceeds of $442,232 received for long-term debt for capital equipment purchased, increases in notes payable to affiliates of $295,000 and proceeds of $1,200,000 received from stockholders, less principal payments made on long-term debt of $262,011 and the repurchase of common stock in the amount of $387,500 pursuant to an asset purchase agreement.

     The net cash and cash equivalents at November 30, 1997 was $885,402 compared to $164,237 at November 30, 1996.

     New orders received for the three months ended November 30, 1997 were $2,871,684 compared to the new orders received of $8,039,212 for the same three month period a year ago. Commercial construction bidding seems to be very strong in the third quarter which will result in a strong fourth quarter. Backlog at November 30, 1997 was $12,201,196 compared to $7,685,243 at November 30, 19965 for a 58% increase. ETSI held open task orders from various clients, principally government agencies. If all of the work under these open orders is authorized, the Company estimates that its backlog would increase by $903,264 to a total of $13,104,460 compared to $8,766,614 for the same period a year ago.

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


                          (PART II - OTHER INFORMATION)



Item 1.     Legal Proceedings.
                  None

Item 2.     Changes in Securities

     During the second quarter of fiscal 1998, 299,948 shares of ETSI common stock were issued in connection with the conversion of convertible debentures with an equity book value of $104,795. These debentures were issued in connection with a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997. Stock was also issued to a vendor for 58,717 shares with a equity book value of $36,405 in exchange for goods and services.

Item 3.      Defaults upon Senior Securities.
                  None

Item 4.      Submission of Matters to a Vote of Security-Holders.
                  None

Item 5.      Other Information.

     The Company's common stock has traded on the AMEX-ECM since July 1992. As a result of significant losses in fiscal year 1996, the Company fell out of compliance with certain AMEX-ECM eligibility requirements, including profitability, net asset value and stock price and therefore, the Company is under review by AMEX. The Company has worked diligently to improve these areas. As a result, profitability in fiscal year 1997 improved and net asset value increased. While the Company is pleased with its progress to date, additional progress is needed to bring the Company into full compliance with the AMEX-ECM continued eligibility requirements.

Item 6.     Exhibits and Reports on Form 8-K

     Exhibit 27 - Financial Data Schedule

    (a) Reports on Form 8-k
        (i) Report on Form 8-k dated November 18, 1997, relating to expression of interest in merger

        (ii) Report on Form 8-k dated October 31, 1997, relating to the sale of substantially all of the assets of ETS Analytical Services, Inc. To Q Enterprises

Item 7.     Financial Statements, Pro Forma Financial Information and Exhibits

    (c) Exhibits

        Exhibits 2 - Asset Purchase Agreement by and among ETS Analytical
                     Services, Inc. and Q Enterprises, Inc. dated October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ETS INTERNATIONAL, INC   .
                                             Registrant


DATE January 14, 1998                BY: s/John D. McKenna
    -----------------                ---------------------
                                           John D. McKenna
                                           President And
                                           Principal Executive Officer



DATE January 14, 1998                BY: s/John C. Mycock
    -----------------                --------------------
                                           John C. Mycock
                                           Secretary/Treasurer and
                                           Principal Financial Officer