Form 10-Q
period 1998-02-28
ETS INTERNATIONAL INC
filed 1998-04-14
CIK 822367

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended FEBRUARY 28, 1998        Commission File No. 00019678
---------------------------------------------------------------------------

                      ETS INTERNATIONAL, INC.
---------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Virginia                                  54-1414643
---------------------------------------------------------------------------
  State or Other Jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)                Identification No.)


7400 Beaufont Springs Drive, Suite 415, Richmond, VA   23225
---------------------------------------------------------------------------
                 (Address)                          (Zip Code)


Registrant's telephone number, including area code   (804) 272-6600
---------------------------------------------------------------------------


          1401 Municipal Road, NW, Roanoke, Virginia 24012
---------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                         Yes  x      No
                             -------    --------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

         Class                          Number of Shares Outstanding
-----------------------------           ----------------------------
      Common Stock                              16,992,043

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                           FEBRUARY 28, 1998 MAY 31, 1997
                                           ----------------- ------------
ASSETS                                       (unaudited)      (audited)
------
Current assets:
  Cash and cash equivalents                 $    824,186   $     94,734
  Accounts receivable:
    Trade (net of allowance of $88,169
     in 1998 and $89,031 in 1997)              2,916,801      4,809,128
    U.S. Government agencies                           0         79,661
    Other                                        130,288        151,341
  Costs and estimated earnings in excess of
    billings on uncompleted contracts            903,328      1,325,954
  Notes receivable from officers                 359,872         64,694
  Inventory                                    1,484,159        771,788
  Prepaid expenses                               295,563        516,974
                                             -----------     ----------
     Total current assets                      6,914,197      7,814,274

Property, plant and equipment:
  Furniture and fixtures                         746,972        984,463
  Laboratory and equipment                     4,157,367      2,829,277
  Machinery, tools and equipment                 477,014      3,138,372
  Vehicles                                     1,837,377      1,845,518
  Leasehold improvements                         510,733        788,051
                                             -----------    -----------
                                               7,729,463      9,585,681
  Less accumulated depreciation                5,112,592      6,505,254
                                             -----------    -----------
     Total property, plant and equipment, net  2,616,871      3,080,427

Other assets:
  Goodwill (net of accumulated amortization
    of $40,433 in 1998 and $23,417 In 1997)      214,785        227,155
  Notes receivable from officers                       0        344,152
  Prepublication costs (net of accumulated
    amortization of $342,624 in 1998 and
    $315,987 in 1997)                            189,637        208,890
  Patents granted (net of accumulated
    amortization of $38,278 in 1998 and
    $31,216 in 1997)                              24,949         77,546
  Patents pending                                110,737         65,905
  Cash value of life insurance                   162,563        142,728
  Other assets                                   220,712        343,472
                                             -----------    -----------
     Total other assets                          923,383      1,409,848

   Assets of business transferred under
    contractual agreements                       936,355              0
                                             -----------    -----------
     Total assets                           $ 11,390,806   $ 12,304,549
                                             ===========    ===========
/TABLE

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          FEBRUARY 28, 1998  MAY 31, 1997
                                          -----------------  ------------
                                             (unaudited)     (audited)
Current liabilities:

  Bank overdraft                           $          0   $     44,560
  Notes payable to bank                          89,837         89,837
  Notes payable to stockholders               2,640,000      2,000,000
  Notes payable to affiliates                 1,813,634        289,159
  Current portion of long-term debt             364,417        493,012
  Accounts payable                            2,466,563      3,198,194
  Accrued expenses and other current
    liabilities                               1,107,960        431,467
  Common stock to be repurchased (including
    interest of $22,142), 269,565 shares;
    issued and outstanding                            0        409,642
  Reserve for loss on sale of assets            550,000              0
                                             ----------     ----------

     Total current liabilities                9,032,411      6,955,871

Long-term liabilities:
  Long-term debt                                655,408        861,673
  Notes payable to stockholder                        0              0
  Notes payable to affiliates                         0        201,458
  Deferred gain on sale/leaseback               507,180        735,412
  Liabilities of business transferred under
    contractual arrangements                    140,339              0
                                             ----------     ----------

     Total liabilities                       10,335,338      8,754,414

Common stock subject to repurchase agreement,
  169,565 shares; issued and outstanding              0        387,500

Stockholders' equity:
  Preferred stock, no par value, authorized
    5,000,000 shares, none issued and
    outstanding                                       0              0
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding
    16,992,043 and 13,858,488 at February 28,
    1998 and May 31, 1997, respectively       6,207,338      5,002,129
  Retained earnings (accumulated deficit)    (5,151,870)    (1,839,494)
                                             ----------     ----------

     Total stockholders' equity               1,055,468      3,162,635
                                             ----------     ----------

     Total liabilities and
       stockholders' equity                $ 11,390,806   $ 12,304,549
                                             ==========     ==========

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                       Three months ended       Nine months ended
                                  February 28   February 28  February 28   February 28
                                     1998           1997         1998          1997
                                  -----------   -----------  -----------   -----------
                                  (unaudited)   (unaudited)  (unaudited)   (unaudited)
Contract Revenues - Commercial   $ 2,594,369   $ 3,746,964  $ 11,641,788  $ 12,821,947

Cost of goods and services         2,629,610     3,347,984     9,875,912    10,730,954
                                  ----------    ----------   -----------   -----------
Gross Profits (losses)               (35,241)      398,980     1,765,876     2,090,993

Selling, general and
   administrative expenses           502,017       280,211     1,500,230     1,560,501
                                  ----------    ----------   -----------   -----------

Net Operating Income                (537,258)      118,769       265,646       530,492

Interest income                            0             0             0        13,155

Interest expense                    (479,006)     (114,579)     (928,201)     (216,289)

Gain on sale of
   equipment                          50,308       104,852        70,787       104,852
                                  ----------    ----------   -----------   -----------
Income (Loss) from
   continuing operations         $  (965,956)  $   109,042  $   (591,768) $    432,210

Loss from discontinued
   operations                     (1,319,868)     (372,069)   (1,973,608)     (424,658)

Loss on disposal of
   discontinued operations          (747,000)            0      (747,000)            0
                                  ----------    ----------   -----------   -----------

Net income (loss)                $(3,032,824)  $  (263,027) $ (3,312,376) $      7,552
                                  ==========    ==========   ===========   ===========

Earnings (Loss) from continuing
   operations per common share:
     Basic                       $      (.06)  $      (.01) $       (.04) $       (.03)
     Diluted                     $      (.06)  $      (.01) $       (.04) $       (.03)

Earnings (Loss) per common share:
     Basic                       $      (.18)  $      (.02) $       (.21) $        .00
     Diluted                     $      (.18)  $      (.02) $       (.21) $        .00

Average shares of common stock
   used for above computation:
     Basic                        16,641,078    13,553,976    15,878,961    13,054,826
     Diluted                      16,641,078    13,553,976    15,878,961    13,054,826

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED FEBRUARY 28, 1998

                                                                       Retained
                                                                       Earnings
                                               Common Stock           Accumulated
                                          Shares         Amount        (Deficit)
                                        -----------     -----------   -----------
                                        (unaudited)     (unaudited)   (unaudited)

Balances at May 31, 1997               14,215,823     $ 5,002,129   $ (1,839,494)

Conversion of convertible debentures      724,818         257,018

Proceeds from exercise of employee
  Stock options                            20,000          10,000

Cancellation of previous agreement to
  repurchase stock issued pursuant to
  an asset purchase                       269,565         387,500

Net Income                                                                69,814
                                      -----------     -----------   ------------
Balances at August 31, 1997            15,230,206     $ 5,656,647   $ (1,769,680)



Conversion of convertible debentures      299,948         104,795

Exchange for goods and services            58,717          36,405

Issuance of 225,000 warrants for
  services                                      0          38,999
                                      -----------     -----------   ------------
Net Income (loss)                                                       (349,366)

Balances at November 30, 1997          15,588,871     $ 5,836,846   $ (2,119,046)



Conversion of convertible debentures    1,403,172         370,492

Net Income (loss)                                                     (3,032,824)
                                      -----------     -----------   ------------
Balances at February 28, 1998          16,992,043     $ 6,207,338   $ (5,151,870)

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Nine months ended
                                                  February 28, 1998  February 28, 1997
                                                  -----------------  -----------------
                                                      (unaudited)     (unaudited)
Cash flows from operating activities:
    Net income (loss)                               $  (3,312,376)      $  7,552

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Loss on disposal of discontinued operations           747,000              0
    Depreciation and amortization                         787,209        584,916
    Professional services received in exchange
      for common stock                                     75,404              0
    Amortization of deferred gain on sale/leaseback      (228,232)      (228,231)
    Gain on disposal of equipment                               0        (34,000)

Increase/decrease in operating assets
  and liabilities:
    Accounts receivable                                 1,694,763       (302,234)
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                   158,501        124,698
    Inventories                                          (712,371)      (418,363)
    Prepaid expenses                                      169,440        (57,142)
    Accounts payable                                     (731,631)       176,079
    Accrued expenses and other liabilities                266,851        (83,869)
    Cash surrender value of life insurance, net           (19,835)       (15,446)
    Other Assets                                          122,760          6,151
                                                       ----------     ----------
Net cash used in operating activities                    (982,517)      (239,889)

Cash flow from investing activities:
    Purchase of property, plant and equipment            (800,568)      (721,145)
    Patent costs incurred                                  (2,678)       (24,909)
    Proceeds from sale of equipment                             0         34,000
                                                       ----------     ----------
Net cash used in investing activities                    (803,246)      (712,054)

Cash flows from financing activities:
    Bank overdraft                                        (44,560)        (8,746)
    Notes receivable from officers (increase)
      decrease                                             48,974          3,548
    Notes payable increase (decrease)                           0        (96,820)
    Proceeds from long-term debt                          537,784        453,000
    Principal payments on long-term debt                        0       (225,832)
    Proceeds from issuance of common stock                      0        303,929
    Proceeds from exercise of stock options                10,000              0
    Notes payable to affiliates increase (decrease)     1,323,017        450,797
    Proceeds from notes payable to stockholder            640,000              0
                                                       ----------     ----------
Net cash provided by financing activities               2,515,215        879,876
                                                       ----------     ----------

Increase (decrease) in cash and cash equivalents          729,452        (72,067)
Cash and cash equivalents at beginning of year             94,734        121,713
                                                       ----------     ----------
Cash and cash equivalents at end of period            $   824,186     $   49,646
                                                       ==========     ==========

Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $320,450 and $323,233 for the nine months ended February 28, 1998 and February 28, 1997 respectively. There were no capital lease obligations for the periods represented.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the ten months ending March 31, 1998. On April 6, 1998, the Company changed its year end from May 31 to March 31.


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


NOTE D--CASH AND CASH EQUIVALENTS

Included in cash and cash equivalents is $600,000 relating to a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). The Board of Directors of the Company is continuing to review the financial and other aspects of the Limestone Emission Control ("LEC") technology that is being developed for the China Steel Contract.
This review was undertaken after potential issues were brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.

NOTE E--DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

In October 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,380,000, which exceeded the net book value of the assets and liabilities sold. The purchase price was subject to final post closure adjustments relative to the net book value of certain assets. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets of business transferred under contractual arrangements" and "liabilities of business transferred under contractual arrangements." In January 1998, in accordance with the final post closure adjustments relative to net book value of the assets sold, the purchase price was adjusted from $1,380,000 to $1,000,000, and, as a result, the loss from these discontinued environmental operations increased $205,000 and a loss on disposal of these environmental operations of $197,000 was recorded. These adjustments were recorded in the third quarter. The purchaser was Q Enterprises, which was owned by James B. Quarles, a former employee, who subsequently was elected President and Chief Executive Officer of the Company. Since becoming President, Mr. Quarles has sold his interest in Q Enterprises.

On March 12, 1998, substantially all of the assets and certain liabilities of ETS, Inc. ("ETS"), a wholly owned subsidiary of the Company, were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"), a newly formed firm based in Roanoke, Virginia. The total purchase price was $1,896,124 for all of the aforementioned. The purchase price was paid in cash, stock of the Company, assumption of certain liabilities of ETS, delivery of a $200,000 thirty-day note bearing 8 1/2% interest and delivery of a ten-year $100,000 note bearing 8 1/2% interest. Also, the Company will receive 50% of all royalties received by CCTI in connection with the license of the LEC technology. While there is no indication that the LEC will be resold by CCTI, the agreement further provides that the Company will receive 50% of the net sales price from a resale of the LEC technology on or before March 12, 1999, and 25% of the net sales price from a resale after March 12, 1999 but on or before March 12, 2000. A loss on disposal of these discontinued environmental operations of $550,000 was recorded in the accompanying February 28, 1998 financial statements although the sale was not consummated until March 12, 1998.
Assets of approximately $2.3 million (including current assets of approximately $1.3 million) and liabilities of approximately $1.1 million (including current liabilities of approximately $1.0 million) related to the sale remain on the balance sheet as of February 28, 1998. Consideration of approximately $.6 million in cash, notes receivable and Company common stock was received in March 1998.

In connection with the foregoing transaction, the Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's China Steel Contract. ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by John D. McKenna, Arthur B. Nunn, III and John C. Mycock, three former executive officers of the Company or ETS and former members of the Company's Board of Directors.

If the LEC technology does not meet contract specifications China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note D of Notes to Consolidated Financial Statements above for additional information. Further, the Company could be liable to subcontractors, who may demand payment for their fees, in the aggregate, currently estimated to be approximately $2.0 million, regardless of when or whether China Steel Corporation pays the Company. See note G of Notes to Consolidated Financial Statements for additional information.

In connection with the Company's disposal of its environmental operations, a loss from discontinued operations and a loss on disposal of discontinued operations is recorded in the consolidated statements of income. Revenues of $122,417 and $450,565 for the quarter ended February 28, 1998 and 1997, respectively, and $1,965,317 and $1,938,842 for the nine months ended February 28, 1998 and 1997, respectively, related to the discontinued environmental operations.


NOTE F--LETTER OF INTENT TO SELL SERVICE DIVISION OF ETS WATER AND WASTE MANAGEMENT, INC. ("ETSW")

The Company has entered into a letter of intent to sell the Service Division of ETSW (e.g., septic system installation and repair, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of the Company and President of ETSW, for a total purchase price of $700,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of the Company and notes payable to the Company in the aggregate amount of $250,000. Mr. Lyttle will continue to serve as a director of the Company and as President of ETSW after the purchase, if completed.


NOTE G--CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. As a result, the Board of Directors currently is evaluating issues relating to the overall viability of the Company and the steps that may need to be taken, including the possibility of filing for protection and reorganization under the federal bankruptcy laws and/or seeking to obtain release of the Company from the China Steel Contract and associated subcontracts. No decisions have yet been made concerning what actions will be taken. There can be no assurance of the extent to which the actions taken will be successful, if at all, or that such actions will be sufficient to support the Company's on-going operations. See notes D and E of Notes to Consolidated Financial Statements for additional information.

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

Recent Events

     On January 20, 1998, ETS International, Inc. (the "Company") announced a management reorganization, pursuant to which James B. Quarles was elected President and Chief Executive Officer of the Company and was appointed to its Board of Directors. Navin D. Sheth, the Chief Operating Officer of ETS Water and Waste Management Inc. ("ETSW"), a wholly owned subsidiary of the Company, was appointed Chief Financial Officer of the Company. John D. McKenna resigned as President and Chief Executive Officer of the Company on that date. Further, in connection with on-going negotiations to purchase substantially all the assets of the Company's wholly owned environmental subsidiary, ETS, Inc. ("ETS"), John D. McKenna, Arthur B. Nunn, III and John
C. Mycock resigned from the Company's Board of Directors effective February 2, 1998. These resignations were not the result of a disagreement on any matter relating to the Company's operations, policies or practices. In light of these resignations, James B. Quarles was elected Chairman of the Board, in addition to his position as President and Chief Executive Officer.

     The management reorganization reflects the Company's intention to focus on its infrastructure lines of business and deemphasize its environmental products and services. Management believes that the environmental services aspect of the Company historically has been a break-even business, providing little value to outside shareholders, while attempts to commercialize the environmental technologies aspect of the Company have been a drain on the Company's limited capital resources. Management believes that the Company should focus on one line of business -- the installation and rehabilitation of subsurface pipelines for the transmission of water, waste and gas -- and is seeking to position the Company to take advantage of perceived growth opportunities within that industry segment. The Company derived approximately 80% of its revenues from that industry segment in fiscal 1997. There can, however, be no assurance that the Company's refocusing efforts will be successful.

     The Company is planning to seek shareholder approval at its Annual Meeting of Shareholders, currently expected to be held in early August 1998, to formally change its name to InfraCorps Inc. Pending shareholder approval of the formal name change, the Company has filed a fictitious name certificate to conduct business in Virginia as InfraCorps Inc. On April 9, 1998, the Company relocated its headquarters to Richmond, Virginia, where its largest operating subsidiary, ETSW, is based.

     On March 4, 1998, the Company consented to the removal of the Company's common stock from listing and registration on the Emerging Company Marketplace ("EMC") of the American Stock Exchange ("AMEX"). This action became necessary because the Company was unable to achieve compliance with the financial guidelines of the EMC for continued listing. The last day for trading of the Company's common stock on the EMC was Friday, March 6, 1998. A market for the Company's common stock is expected to develop over-the-counter, but there can be no assurance that this will be the case. The Company's common stock currently is trading on the NASDAQ Bulletin Board under the symbol ETSI.

     On March 12, 1998, substantially all of the assets of ETS, a wholly owned subsidiary of the Company, were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the Limestone Emission Control ("LEC") technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"), a newly formed firm based in Roanoke, Virginia. The total purchase price was $1,896,124 for all of the aforementioned. The purchase price was paid in cash, stock of the Company, assumption of certain liabilities of ETS, delivery of a 30-day note bearing 8 1/2% interest and delivery of a 10-year note bearing 8 1/2% interest and the Company will receive 50% of all royalties received by CCTI in connection with the license of the LEC technology. While there is no indication that the LEC will be resold by CCTI, the agreement further provides that the Company will receive 50% of the net sales price from a resale of the LEC technology on or before March 12, 1999, and 25% of the net sales price from a resale after March 12, 1999 but on or before March 12, 2000.

     In connection with the foregoing transaction, the Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's contract with China Steel Corporation (the "China Steel Contract"). ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS

Acquisition, Inc., CCTI and ATI are owned by John D. McKenna, Arthur B. Nunn, III and John C. Mycock, three former executive officers of the Company or ETS and former members of the Company's Board of Directors. This divestiture is part of the Company's plan to grow and strengthen the Company's infrastructure business.

     The Board of Directors of the Company is continuing to review the financial and other aspects of the LEC technology that is being developed for the China Steel Contract. This review was undertaken after potential issues were brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. Further, the Company could be liable to subcontractors, who may demand payment of their fees, in the aggregate currently estimated to be approximately $2,000,000, regardless of when or whether China Steel Corporation pays the Company.

     The Company has continued to undertake cost cutting measures and is continuing to seek additional capital. The Company has entered into a letter of intent to sell the Service Division of ETSW (e.g., septic system installation and repair, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of the Company and President of ETSW, for a total purchase price of $700,000, payable as follows: $350,000 cash at closing, assumption of certain indebtness of the Company and notes payable to the Company in the aggregate amount of $250,000. Mr. Lyttle will continue to serve as a director of the Company and as President of ETSW after the sale, if completed.

     The Company, in April 1998, entered into an agreement in principle to restructure its credit facility with Thomas W. Marmon, a former director and a large shareholder of the Company. The new note for the credit facility, which in part is a renewal of the previous note, permits total aggregate borrowing by the Company of up to $3.1 million. The new note will provide for fixed monthly payments of $25,000 (equivalent to a 10% annual interest rate) and is subject to call by the holder upon sixty days written notice.
At March 31, 1998, the principal amount outstanding on the credit facility was approximately $3.1 million (which included unpaid interest of $175,000 as part of principal). The new note will be secured by the assets of the Company and its subsidiaries. Mr. Marmon resigned as a director of the Company as of April 13, 1998, in order to eliminate concerns regarding his conflict of interest in certain circumstances. Mr. Marmon's resignation is not the result of a disagreement with the Company on any manner relating to the Company's operations, policies or practices.

     Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. As a result, the Board of Directors currently is evaluating issues relating to the overall viability of the Company and the steps that may need to be taken, including the possibility of filing for protection and reorganization under the federal bankruptcy laws and/or seeking to obtain release of the Company from the China Steel Contract and associated subcontracts. No decisions have yet been made concerning what actions will be taken. There can be no assurance of the extent to which the actions taken will be successful, if at all, or that such actions will be sufficient to support the Company's on-going operations.

     On April 6, 1998, the Board of Directors determined to change the fiscal year-end of the Company from May 31 to March 31. The Company intends to file an Annual Report on Form 10-K to cover the transition period from June 1, 1997 to March 31, 1998.

     The Board of Directors of the Company intends to present Mr. John R. Potter and Mr. Terance R. Dellacker as nominees to fill vacancies on the Board of Directors at the Annual Meeting of Shareholders, which currently is expected to be held in early August 1998. Mr. Potter and Mr. Dellacker each has agreed to be named in the Board's proxy statement for the Annual Meeting and to serve as a director of the Company if so elected by the Company's shareholders. Mr. Potter, age 52, is a principal in Stratagem, Inc., a consulting firm located in Seattle, Washington, specializing in trenchless technology. Mr. Potter was the President of Utilx Corp., a trenchless technology company in Seattle, from the time of its inception in 1982, until 1992. Mr. Dellacker, age 50, is a partner in the law firm of Chriqui, Mercey and Dellacker, Paris, France, and practices international business law. Mr. Dellacker is a graduate of Harvard Law School and has practiced law in Europe for approximately 25 years.

Results of operations

Nine months ended fiscal 1998 compared to nine months ended fiscal 1997

     Substantially all of the assets and certain liabilities relating to the Company's environmental operations have been sold (although a sale has not been recognized for accounting purposes on a portion of the sale) and revenues from environmental operations have been removed from continuing operations. Revenues for the third quarter of fiscal 1998 were $2,594,369 compared to $3,746,964 for the third quarter of fiscal 1997 resulting in a 31% decrease in revenues. Revenues for the current nine months were $11,641,788 compared to $12,821,947 for the nine month period ended February 28, 1997 for a 9% decrease. These decreases largely were the results of unseasonably wet weather.

     Cost of goods and services for the third quarter of fiscal 1998 were $2,629,010 or 101% of sales compared to $3,347,984 for the third quarter of fiscal 1997 or 89% of sales. Cost of goods and services for the nine months were $9,875,912 or 85% of sales compared to $10,730,954 or 84% of sales for the nine months ended in fiscal 1997. Gross profits (losses) for the third quarter were ($35,241) or 1% of sales compared to $398,980 or 11% of sales for the same period of fiscal 1997. Gross profits for the nine months were $1,765,876 or 15% of sales compared to $2,090,993 or 16% of sales for fiscal 1997. These decreases in gross profits are due to the decreases in sales for the periods caused by unseasonably wet weather. Selling, general and administrative expenses were $502,017 for the third quarter of fiscal 1998 or 19.3% of net sales compared to $280,211 for the third quarter of fiscal 1997 or 7.5% of net sales. Selling, general and administrative expenses for the nine months ended were $1,500,230 or 13% of sales compared to $1,560,501 or 12% of sales for fiscal 1997. The general and administrative expense increased in the third quarter due to costs associated with attempts to increase sales of the "pipe bursting" division and corporate overhead increases due to the sale of ETS, Inc.

     Gain on sale of assets amounted to $50,308 for the current quarter. Interest expense for the current quarter was $479,006 compared to $114,579 for the prior year's third quarter. Interest expense for the nine month period is $928,201 compared to $216,289 for the 1997 nine month period. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines, amortization of discount associated with the convertible debentures and capital leases. The increase is due to the amortization of discount on the convertible debentures.

     Loss for the quarter from continuing operations was $965,956 compared to income of $109,042 for the third quarter of fiscal 1997. The nine months of fiscal 1998 ended with a loss from continuing operations of $591,768 compared to an income of $432,210 for the nine month period of fiscal 1997. Discontinued operations include analytical and other environmental services. These operations accounted for a loss of $1,319,868 for the quarter compared to a loss of $372,069 for the third quarter of fiscal 1997. The nine months discontinued operations were a loss of $1,973,608 compared to a loss of $424,658 for the nine months of fiscal 1997.

     The loss on disposal of discontinued operations of $747,000 includes a reserve of $550,000 for the sale of certain assets and liabilities of the environmental operations to former officers and directors of the Company.
The loss on disposal of the environmental operations has been given effect to in the financial statements as of February 28, 1998 but the sale was not recorded until March 12, 1998 when it was completed. Assets of approximately $2.3 million (including current assets of approximately $1.3 million) and liabilities of approximately $1.1 million (including current liabilities of approximately $1.0 million) related to the sale remain on the balance sheet at February 28, 1998. Consideration of approximately $0.6 million in cash, notes receivable, and Company stock was received in March in connection with the sale. In addition, the loss on disposal of discontinued operations includes $197,000 recorded in the third quarter related to a contractual agreement to transfer certain assets and liabilities of ETS Analytical Services, Inc. to Q Enterprises, which was formerly owned by James B. Quarles, now President and Chief Executive Officer of the Company. See note E of Notes to Consolidated Financial Statements for additional information. Revenues of $122,417 and $450,565 for the quarter ended February 28, 1998 and 1997, respectively, and revenues of $1,695,317 and $1,938,842 for the nine month period ended February 28, 1998 and 1997, respectively, relate to the discontinued environmental operations.

     Net loss for the quarter from all operations was $3,032,824 compared to net loss of $263,027 for the third quarter of fiscal 1997. The nine months of fiscal 1998 ended with a net loss of $3,312,376 compared to a net income $7,552 for the nine month period of fiscal 1997.


Liquidity And Capital Resources As Of the End Of The Third Quarter Of Fiscal
1998


     In March, 1997, a secured credit facility of up to $2,500,000 was obtained. The note that established the facility calls for a fixed monthly interest of $25,000 over a two year term, subject to call by the holder at any time upon 60 days notice and is secured by the assets of the Company and its subsidiaries. During the third quarter, an additional $500,000 of the credit line was used, which brought the total to $2,500,000 at February 28, 1998. Based on current usage, the $25,000 fixed interest was equivalent to a 12% annual interest rate. As of the end of the third quarter, the

Company had failed to make seven interest payments ($175,000 total) under the note. The credit facility is provided by Company investor and former director, Thomas W. Marmon. In March 1998, the Company entered into an agreement in principle with Mr. Marmon to restructure the note to increase the amount of the credit facility to $3,100,000 and cure the default. See "Recent Developments."

     Major components of cash flows used in operating activities include a net loss of $3,312,376, decrease in accounts receivable of $1,694,763 and accounts payable of $731,631 and an increase of inventories of $712,371. Adjustments to net cash flows are loss on disposal of discontinued operations of $747,000, depreciation and amortization of $787,209 and amortization of deferred gain on sale/leaseback of $228,232.

     Net cash used in investing activities of $803,246 consisted mainly of purchase of property, plant and equipment in the amount of $800,568. The net cash provided by financing activities of $2,515,215 include in part proceeds from notes payable to stockholders and affiliates of $1,973,017 and increase in long-term debt of $537,784. The cash and cash equivalents at February 28, 1997 was $824,186.

     New orders received for the third quarter of fiscal 1998 were $3,897,259 compared to $3,743,627 for the third quarter of fiscal 1997. The new orders for the nine month period were $11,975,912 compared to $13,910,756 for the nine months of fiscal 1997. The new orders for the year were down reflecting the slow period during the second quarter. New orders were up in the third quarter as a result of strong construction activity during this period. Backlog at February 28, 1998 was $5,527,124 compared to $5,261,573 at February 28, 1997.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     A lawsuit was served on ETS Analytical Services, Inc. ("ETSAS") on or about March 18, 1998 and filed in the Circuit Court for Chesterfield County under the caption, Steven R. Pond v. ETS Analytical Services, Inc., Case No.
                   -----------------------------------------------
041CL98000254-00 (Circuit Court for Chesterfield County). In this lawsuit, Steven R. Pond ("Pond"), a former employee of ETSAS and the owner of premises leased to ETSAS, has asserted that ETSAS has breached its obligations under the lease by failing to make certain monthly payments, including late fees and interest, as well as by causing or permitting "physical damages and waste upon the premises." Pond is seeking judgment against ETSAS "in the sum of $129,189.85 for accelerated rent, together with accrued late fees in the amount of $4,579.79; compensatory damages in the amount of $1,000.00, plus the costs of remediation and all damages, costs, liability or expense arising from or related to environmental contamination or environmental degradation of the [p]remises; prejudgment interest at the rate of 1.00%; together with the costs of this action and award of attorney's fees and costs." On April 8, 1996, ETSAS filed a Special Plea, Grounds of Defense, and Counterclaim, in which ETSAS asserted that it is entitled to a set-off of any monies allegedly due and owing under the lease by virtue of Pond's indebtedness to ETSAS, in the amount of approximately $60,000, under a promissory note. ETSAS intends to defend the lawsuit vigorously. It is not possible at this stage, however, to determine the outcome in the case or an estimate of the range of any potential loss.


Item 2.   Changes in Securities.

          During the third quarter of fiscal 1998, 1,403,172 shares of ETSI common stock were issued in connection with the conversion of convertible debentures with an equity book value of $370,492. These debentures were issued in connection with a Regulation S Convertible Debentures Purchase Agreement dated as of February 28, 1997.

Item 3.   Defaults upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security-Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.

          (A)  Exhibits

               27   Financial Data Schedule

          (B)  Reports on Form 8-K

               (1) Current Report on Form 8-K dated January 20, 1998, reporting management reorganization.

               (2) Current Report on Form 8-K dated February 2, 1998, reporting the signing of a nonbinding letter of intent to sell ETS, Inc.

               (3) Current Report on Form 8-K dated March 4, 1998, reporting removal of the Company's common stock from the AMEX-EMC, management of the China Steel contract and default on certain indebtedness.

               (4) Current Report on Form 8-K dated March 12, 1998, reporting sale of substantially all of the assets of ETS, Inc.

               (5) Current Report on Form 8-K dated April 6, 1998, reporting a change in the Company's fiscal year-end.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ETS INTERNATIONAL, INC.


DATE April 14, 1998           BY:  s/James B. Quarles
     -------------------           --------------------------
                                   James B. Quarles
                                   Chairman and President



DATE April 14, 1998           BY:  s/Warren E. Beam, Jr.
     -------------------           --------------------------
                                   Warren E. Beam, Jr.
                                   Secretary and Controller