Form 10-KT
period 1998-03-31
ETS INTERNATIONAL INC
filed 1998-07-02
CIK 822367

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      June 1, 1997 to March 31, 1998
                                    ------------------------------
Commission file number 0-19678

                           ETS INTERNATIONAL, INC.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Virginia                                  54-1414643
------------------------------------               -----------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

7400 Beaufont Springs Drive, Suite 415, Richmond, VA         23225
----------------------------------------------------   -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (804) 272-6600
                                                       -------------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
                                                    ------------------------
Title of Each Class                                     Which Registered
-------------------                                     ----------------
Common Stock, no par value                            OTC (Bulletin Board)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [  ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of June 29, 1998.       $ 777,686
                                          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                               Outstanding at June 29, 1998
--------------------------                ----------------------------
COMMON STOCK, NO PAR VALUE                      16,492,043 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 1998 are incorporated by reference into Part III hereof.

                                   PART I
                                   ------

         Forward Looking Statements.
         --------------------------

         This Transition Report on Form 10-K includes certain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. None of the Company's statements about the future are guarantees of future results or outcomes. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction; (ii) unusually bad or extreme weather conditions; (iii) unanticipated delays in contract execution; (iv) project delays or changes in project costs;
         (v) unanticipated changes in operating expenses and capital expenditures; (vi) sudden loss of key personnel; (vii) abrupt changes in competition or the political or economic climate; and
         (viii) abrupt changes in market opportunities.

Item 1.  Business.
------   --------

         Overview
         --------

         ETS International, Inc. ("ETSI"), a Virginia corporation formed in 1987, is a technology-based firm that historically has provided both environmental and construction products and services. During the second half of fiscal 1998, ETSI made a determination to focus on its construction lines of business and to de-emphasize its environmental products and services. Specifically, ETSI is directing its efforts to the development and growth of its existing underground infrastructure products and services related to the installation and rehabilitation of subsurface pipelines using trenchless technologies. Trenchless technology involves the installation and rehabilitation of underground pipelines with minimal surface disruption. Some of the methods used are pipe relining, manhole construction and "pipe bursting."

         As part of its refocusing effort, ETSI has, since October 1997, undertaken a major management reorganization, sold substantially all of the assets of its two environmental related subsidiaries, relocated its corporate headquarters to Richmond, Virginia, where ETSI's construction subsidiary is based, changed the names of certain of its subsidiaries to reflect ETSI's emphasis on infrastructure and, subject to shareholder approval, intends to change the name of ETSI to InfraCorps Inc. ETSI also changed its fiscal year-end from May 31 to March 31. See "Recent Developments" below.

         ETSI operates its infrastructure business through two wholly-owned affiliates: InfraCorps of Virginia, Inc. (formerly ETS Water and Waste Management, Inc.) ("ETSW") and InfraCorps of Florida, Inc. (formerly ETS Liner, Inc.) ("ETSL"), a subsidiary of ETSW. In connection with its restructuring, ETSI during fiscal 1998 sold substantially all of the assets of IC Subsidiary, Inc. (formerly ETS, Inc.) ("ETS") and ETS Analytical Services, Inc. ("ETSAS"), as described below. As a result of these sales, neither ETS nor ETSAS, which are wholly-owned subsidiaries of ETSI, currently is engaged in active business operations.

         InfraCorps of Virginia, Inc. (formerly ETS Water and Waste Management, Inc.) ("ETSW"), a Virginia corporation headquartered in Richmond, Virginia, is ETSI's construction subsidiary. ETSW was formed as a result of ETSI's acquisition on June 1, 1994, of Stamie
         E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation. The three firms, the history of which dates back to 1947, were consolidated into one corporation, ETSW. ETSW, along with its subsidiary, InfraCorps of Florida, Inc. (formerly ETS Liner, Inc.) ("ETSL"), a Virginia corporation headquartered in Orlando, Florida, utilizes trenchless technologies to install and rehabilitate subsurface pipelines. ETSI's infrastructure customers include municipalities, government agencies, Fortune 500 companies and developers. ETSW, through its Service Division, also designed and installed septic and irrigation systems and provided related repair and maintenance services. As part of ETSI's effort to focus on the infrastructure business, ETSI, in April 1998, sold the Service Division of ETSW to a new corporation formed by Coleman S. Lyttle, a director of ETSI and President of ETSW.

         IC Subsidiary, Inc. (formerly ETS, Inc.) ("ETS"), a Virginia corporation, was ETSI's environmental products and services subsidiary. On March 12, 1998, ETSI completed the sale of substantially all of the assets of ETS to ETS Acquisition, Inc. In connection with the sale, ETSI sold a portion of its assets and liabilities relating to the Limestone Emission Control ("LEC") technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"). Both ETS Acquisition and CCTI are newly formed entities owned by John D. McKenna, Arthur B. Nunn, III and John C. Mycock, former executive officers and former directors of ETSI.

         ETS Analytical Services, Inc. ("ETSAS"), a Virginia corporation, operated as the environmental analytical laboratory subsidiary of ETSI. In October 1997, ETSI sold substantially all of the assets of ETSAS to Q Enterprises, Inc., a company owned by James B. Quarles, a former employee and Senior Vice President of ETSI. Mr. Quarles has since become President and Chief Executive Officer of ETSI and sold his interest in Q Enterprises, Inc.

         ETSI's principal executive offices are located at 7400 Beaufont Springs Drive, Suite 415, Richmond, Virginia 23225, and its telephone number is (804) 272-6600.

         Recent Developments
         -------------------

         On January 20, 1998, ETSI announced a management reorganization, pursuant to which James B. Quarles was elected President and Chief Executive Officer of ETSI and was appointed to its Board of

         Directors. Navin D. Sheth, the Chief Operating Officer of ETSW, a wholly owned subsidiary of ETSI, was appointed Chief Financial Officer of ETSI. John D. McKenna resigned as President and Chief Executive Officer of ETSI on that date. Further, in connection with on-going negotiations to purchase substantially all the assets of ETSI's wholly owned environmental subsidiary, ETS, John D. McKenna, Arthur B. Nunn, III and John C. Mycock resigned from ETSI's Board of Directors effective February 2, 1998. These resignations were not the result of a disagreement on any matter relating to ETSI's operations, policies or practices. In light of these resignations, James B. Quarles was elected Chairman of the Board, in addition to his position as President and Chief Executive Officer.

         The management reorganization reflects ETSI's intention to focus on its infrastructure lines of business and to de-emphasize its environmental products and services. New management believes that the environmental services aspect of ETSI historically has been a break-even business, providing little value to shareholders, while attempts to commercialize the environmental technologies aspect of ETSI have been a drain on ETSI's limited capital resources. Management believes that ETSI should focus on one line of business -- the installation and rehabilitation of subsurface pipelines for the transmission of water, waste and natural gas -- and is seeking to position ETSI to take advantage of perceived growth opportunities within that industry segment. There can, however, be no assurance that the Company's refocusing efforts will be successful.

         ETSI is seeking shareholder approval at its Annual Meeting of Shareholders, to be held on August 17, 1998, to formally change its name to InfraCorps Inc. Pending shareholder approval of the formal name change, ETSI has filed a fictitious name certificate to conduct business in Virginia as InfraCorps Inc. On April 9, 1998, ETSI relocated its headquarters to Richmond, Virginia, where its construction subsidiary, ETSW, is based. Effective May 22, 1998, ETSI changed the names of its wholly owned subsidiaries, ETSW and ETS, to InfraCorps of Virginia, Inc. and IC Subsidiary, Inc., respectively. The name of ETSL was changed to InfraCorps of Florida, Inc. effective May 21, 1998.

         On October 31, 1997, ETSI sold substantially all of the assets and certain liabilities of ETSAS to Q Enterprises, Inc., a company owned by James B. Quarles, a former employee and Senior Vice President of ETSI. Mr. Quarles has since become President and Chief Executive Officer of ETSI and sold his interest in Q Enterprises, Inc. Since the risks of ownership were not transferred to Q Enterprises, Inc., no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to Q Enterprises, Inc. are shown in the noncurrent sections of the balance sheet and are designated as "assets of business transferred under contractual arrangements" and "liabilities of business transferred under contractual arrangements." ETSI received an 8.5% promissory note in the amount of $1,000,000 with payments amortized over 30 years with a balloon payment after 10 years. As payments of principal and interest are received, they are being recorded as a reduction to "assets of business transferred under contractual arrangements" until such time as ETSI determines a sale can be recorded for accounting purposes. At March 31, 1998, "assets of business transferred under contractual arrangements" of $267,666 are stated net of a valuation allowance of $858,000. The conversion of these assets to cash is dependent on the future profitable operations of Q Enterprises, Inc. A loss on disposal of these discontinued environmental operations of $878,326 was recorded.

         On March 6, 1998, ETSI Common Stock was removed from listing and registration on the AMEX-EMC because ETSI was unable to achieve compliance with the EMC continued listing guidelines. ETSI's Common Stock currently is quoted on the OTC Bulletin Board under the symbol ETSI.

         On March 12, 1998, substantially all of the assets of ETS were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, ETSI sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to CCTI, a newly formed firm based in Roanoke, Virginia. The total purchase price was approximately $1,896,000 for all of the aforementioned. The purchase price was paid in cash, stock of ETSI, assumption of certain liabilities of ETS, delivery of a 30-day note bearing 8 1/2% interest and delivery of a 10-year note bearing 8 1/2% interest, and ETSI will receive 50% of all royalties received by CCTI in connection with the license of the LEC technology. While there is no indication that the LEC will be resold by CCTI, the agreement further provides that ETSI will receive 50% of the net sales price from a resale of the LEC technology on or before March 12, 1999, and 25% of the net sales price from a resale after March 12, 1999 but on or before March 12, 2000. A loss on disposal of these discontinued environmental operations of $513,547 was recorded.

         In connection with the foregoing transaction, ETSI entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to ETSI's contract to supply to China Steel Corporation sulfur dioxide removal systems utilizing the LEC technology (the "CSC Contract"). ETS Acquisition, Inc., CCTI and ATI are owned by John D. McKenna, Arthur B. Nunn, III and John C. Mycock, three former executive officers of ETSI and former members of ETSI's Board of Directors.

         ATI and CCTI have agreed to accept responsibility for any potential liabilities associated with the CSC Contract and to provide their best efforts to have the CSC Contract assigned without recourse from ETSI to ATI. However, although negotiations are underway with China Steel Corporation, ETSI has not yet been successful in obtaining assignment of the CSC Contract. Accordingly, ETSI still has potential liability under the CSC Contract which could have a material negative impact on ETSI's business operations. Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the CSC Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the CSC Contract, including drawing down on the $600,000 performance bond posted by ETSI.

         Business Segment Information
         ----------------------------

         During the ten-month period ended March 31, 1998 ("fiscal 1998"), ETSI and its wholly owned affiliates provided both environmental and infrastructure products and services. Prior to fiscal 1998 year-end, ETSI disposed of its environmental operations segments. Moving forward, ETSI intends to specialize in infrastructure design, construction and maintenance utilizing trenchless technologies to install and rehabilitate subsurface pipelines.

         Services and Products
         ---------------------

         Trenchless technology refers to a family of methods, materials and equipment that can be used for installation of new or rehabilitation of existing underground pipelines. These methods provide minimal disruption to surface traffic, business and other activities, as opposed to open trenching and its associated major disruptions to surface activities.

         Both ETSW and ETSL utilize a so-called "fold and formed" trenchless technology. Under this technology, a robotic vehicle with lights and a video traverses the damaged line to detect blockage, offset joints and other impediments. Any remedial work is then performed within the existing lines, either through a point repair from the surface or through a remote device. The pipe liner, which is constructed specifically for the job and which is folded to fit within the existing host pipeline, is inserted so that it extends through the damaged length of pipe. The length of each pipe is at least the distance from manhole to manhole. Insertion is made through a power wench and steel cable connected to the end of the pipe liner. Through the application of steam heat and pressure, the pipe liner expands to fit the inside of the host pipe. The fit is so tight that it leaves no annular space for unwanted water migration between the pipeliner and the host pipe. The new smooth interior maintains peak flow and inhibits build-up of foreign material. The life of the replacement liner is the same as new pipe.

         ETSW is a party to a contract license agreement (the "License Agreement") with Ultraliner, Inc. ("Ultraliner"), under which ETSW has the exclusive right and license to use the ULTRALINER PVC ALLOY (Trademark) deformed pipeline technology and process developed by Ultraliner for the restoration, repair and rehabilitation of water and sewer (sewage and storm) pipelines in the geographical area lying within the principal boundaries of the counties of Frederick, Clarke, Loudoun, Alexandria, Warren, Fauquier, Prince William, Page, Rappahannock, Madison, Culpeper, Stafford, King George, Orange, Spotsylvania, Caroline, Essex, Westmoreland, Richmond, Louisa, Hanover, King William, King & Queen, Fluvanna, Goochland, Henrico, New Kent, Cumberland, Powhatan, Amelia, Shenandoah and Chesterfield, Virginia, and the cities of Hopewell, Colonial Heights, Richmond and Winchester, Virginia (the "Territory"). Under the License Agreement, Ultraliner retains the right to grant exclusive licenses to other parties in the Territory to utilize the Ultraliner product and services for purposes other than the repair, rehabilitation and reconstruction of water or sewer pipelines. The License Agreement terminates on February 1, 2001, and is renewable by ETSW for an additional five-year term, subject to termination in the event of specific defaults, including the failure of ETSW to meet certain minimum performance objectives. After payment of an initial license fee, no further royalties are due under the License Agreement. However, if ETSW seeks to utilize the Ultraliner technology outside of the Territory, whether or not in an area where a license for such permitted use has been granted by Ultraliner, ETSW must make an immediate Cross-Over Payment of 25% of the gross product price of all product sold outside of the Territory. All Cross-Over Payments must be paid by ETSW to Ultraliner, as agent for ETSW, which then in turn will promptly pay 20% of the Cross-Over Payment to the licensee in whose territory the installation is performed, if any. All licenses governing the commercialization of the Ultraliner product within the United States provide for similar Cross-Over payments.
         In fiscal 1998, ETSW comprised approximately 89.5% of ETS's infrastructure business.

         ETSL historically has operated under a contract license agreement to use the Ultraliner technology and process throughout most of the State of Florida, but is currently transitioning its operations to another "fold and formed" licensor. In May, 1998, ETSL, which in fiscal 1998 accounted for approximately 10.5% of ETS's infrastructure business, entered into a sub-license agreement with Miller Pipeline Corporation ("Miller") to become an exclusive sub-licensee to use the "EX," "EX Method" and "EX Pipe" service marks and related technology and process in water, sewer and industrial process pipelines. ETSL's territory under the sublicense agreement is defined as the State of Florida, excluding the counties of Apalachicola River, Jackson, Calhoun, Gulf, Holmes, Washington, Bay, Walton, Okaloosa, Santa Rosa and Escambia (the "ETSL Territory"). Under the sub-license agreement, if ETSL's capacity does not permit it to install or buy a minimum of 75,000 feet of the EX Method pipe in any twelve-month period, Miller has the right to terminate the exclusive nature of the sub-license agreement and to grant a nonexclusive sub-license to another entity in the ETSL Territory. The sub-license agreement terminates on March 31, 2004, and is renewable for an additional five-year term, subject to termination in the event of specific defaults. After payment of the initial license fee, ETSL must pay a royalty of 7% of the net sales price of the internal pipelining completed and billed using the EX Method technology and all directly associated work.

         ETSL historically has not had profitable operations and is being closely monitored by management of ETSI. If profitability is not achieved by ETSL relatively soon, it may be divested.

         Suppliers and Licenses
         ----------------------

         ETSI's materials and equipment are generally available from several suppliers. However, ETSI believes that Ultraliner is presently the sole source of proprietary Ultraliner material and, therefore, ETSW is presently dependent upon Ultraliner for its supply of Ultraliner material. During the last three years, ETSW has not experienced any difficulty in obtaining adequate supplies of Ultraliner tube material. Similarly, ETSL is required to use Miller as its sole source of supply in the ETSL Territory in connection with its EX Method sub-license. Miller may, on a quarterly basis, adjust the price of materials based on the manufacturers' potential variation of the raw pipe materials from a base cost of pound of PVC. ETSL currently has no reason to believe that obtaining necessary materials and supplies from Miller will be a problem.

         Because of the availability of alternate or similar trenchless technology process, ETSI management does not believe that the loss of the current licenses by ETSW or ETSL would be material to ETSI's business operations. See "Competition" below.

         Revenue Recognition, Contract Awards and Backlog
         ------------------------------------------------

         ETSI recognizes revenues using the percentage-of-completion method. The installation process generally is performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year. Billings are prepared according to specific terms of individual contracts. Contracts will generally provide for periodic payments as work is completed, with final amounts due upon completion and acceptance of the project by the customer.

         The backlog on infrastructure contracts for the ten-month period ended March 31, 1998, was approximately $5,527,124, as compared to $4,770,106 for the ten-month period ended March 31, 1997. See "Current Projects" below.

         Customers
         ---------

         During fiscal 1998, ETSI, through ETSW and ETSL, performed infrastructure services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 35% of ETSI's infrastructure revenues came from state and local government entities -- cities, counties, state agencies and regional authorities. For the ten-month period ended March 31, 1998, ETSI had infrastructure contract revenues from five customers, each of which accounted for more than 5% of contract revenues, aggregating approximately $4,718,000 or 37% of contract revenues. These customers included two municipalities and three commercial entities. At March 31, 1998, four customers had accounts receivable balances which exceeded 5% of the trade accounts receivable balance. The accounts receivable balances for these customers totaled $883,854.

         Municipal Activities. In order to bid for municipal construction services in Virginia, ETSW must "prequalify" for each job (as in the City of Richmond) or annually prequalify for each community which it serves. Prequalification requirements include a proven track record of successfully completing similar projects, necessary manpower and equipment to commence and complete the project and bonding capacity to support the technical and manpower needs. The bond required is a "performance and payment bond" issued by a surety company based on contractor competence and financial backing. ETSW has successfully prequalified for every job for which it has bid and is prequalified by all the municipalities in which it works.

         Municipalities and the state government must, by law, advertise in local newspapers and public bulletin boards and through the Dodge Report. The Dodge Report is distributed weekly to subscribers and contains all material information on municipal construction projects, including description, scope of work, requirements for the contractor, estimated amount of bid and availability of plans and specifications, thus enabling contractors to decide which projects to pursue and to formulate bids. ETSW not only bids on the basis of the specifications contained in the Dodge Report, but is also often invited by the municipalities themselves to bid on specific projects. ETSW selects the projects that it desires to bid based on its analyses of present and future work requirements and its anticipation of profitability of the project based on the cost of past similar projects. It then prepares and submits bids on appropriate projects. Bidding is generally closed. Bids are opened in a public place and the low qualified bidder is awarded the contract. In some instances, specifically projects for the City of Richmond, Virginia and the Commonwealth of Virginia, minority participation is required to complete the project and is set forth in the requirements and in the bid. Because of its size and experience, ETSW has developed an excellent relationship with qualified minority contractors who ably perform their tasks as part of the contracting team.

         The municipality notifies the low bidder of contract awards in writing, stating the time frame in which the project must be completed. If ETSW is the low bidder, ETSW must submit a profile called the "Critical Path Method" or "CPM" setting forth the time frame in which it intends to complete the project so that the designated representative of the municipality can follow the project as outlined in the CPM. Projects generally run in phases with progress billing on a monthly basis until completion. ETSL engages in similar bidding processes with respect to municipal construction in the State of Florida.

         Commercial Construction. ETSW also performs services for developers and corporations. For residential and commercial developers, ETSW provides the interface between the developer and the local zoning authorities for site development plan, sewer and water main hookup and soil conditions. For commercial and industrial customers, ETSW provides the technical expertise required to maintain the plant conditions in an environmentally safe fashion. For example, a factory or office building owner often will establish its own sewer system but will later discover that the installation does not meet the needs for adequate holding tank capacity. ETSW, in such a situation, will design and modify the equipment to meet legal and environmental requirements.

         Competition
         -----------

         The general pipeline reconstruction, rehabilitation and repair business is highly competitive. ETSI faces competition both from contractors employing traditional methods of pipeline replacement and repairs and from contractors offering alternative trenchless products and technologies.

         The Ultraliner and other "fold and formed" processes compete with traditional methods of pipe rehabilitation, including full replacement, point of repair and sliplining. ETSI believes that the "fold and formed" process usually offers a cost advantage over full replacement, as well as the practical advantage of avoiding excavation. In addition, the "fold and formed" process also offers qualitatively better rehabilitation than traditional sliplining, which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States. ETSI considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with the "fold and formed" process. As a practical matter, competition for ETSI typically begins at the point that an end-user has determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

         ETSI competes with alternative trenchless technologies, such as cured-in-place pipeline rehabilitation. ETSI is aware of a number of other trenchless technologies both under development and from time to time introduced into the market place with mixed results. ETSI believes that it can compete successfully with these alternative trenchless products.

         The principal areas of competition in general pipeline reconstruction, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity and the price. ETSI believes that the "fold and formed" process competes favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install a "fold and formed" product with little or no excavation at prices typically at or below traditional open trench replacement method is a substantial competitive advantage. Further, despite a small reduction in pipe diameter resulting from the installation of the "fold and formed" product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

         ETSI believes that the trenchless pipeline reconstruction market is continuing to expand, with the entry of imitation and alternative products. ETSI believes that its trenchless technology products and services are cost-competitive.

         ETSW's competition comes from many smaller and narrowly focused companies in the Richmond and Northern Virginia areas. ETSW's major competitor in the trenchless sewer and water main rehabilitation business is Insituform, Inc., which is a cured-in-place technology. ETSW believes that the "fold and formed" technology is superior and that it can underbid Insituform on projects and still provide adequate margins. However, Insituform has been completing projects for municipalities for over a decade, and ETSW must first prove its proficiency in trenchless technology to municipalities through successful completion of small contracts before it will be chosen on larger programs.

         ETSL's competitors in Florida include many small open-cut firms, as well as Insituform, using cured-in-place technology, and Madson-Barr, using "fold and formed" technology.

         Current Projects
         ----------------

         As of June 26, 1998, ETSW had 27 major projects in progress, primarily for municipalities, such projects aggregating approximately $15 million. Most of the projects will be completed on or before December 31, 1998.

         The following contracts were awarded to ETSW during the first quarter of fiscal 1999:

         KING WILLIAM SEWER IMPROVEMENTS PROJECT             $   529,975.00
         CONTRACT A
           Approximately 12,750 feet of 8" gravity
           sewer and 5,600 feet of 4" force main
           and appurtenances
           Owner - King William County

         NORTH TRUNK SEWER AND PUMP STATION                  $   658,738.00
           Approximately 3,200 feet of 10" gravity
           sewer, 12,100 feet of 6" force main and
           a pump station to serve commercial property across from Colonial Downs
           Owner - Delmarva Properties, Inc.

         NEW KENT WATER SYSTEM IMPROVEMENTS PROJECT          $   498,305.00
           Approximately 14,900 feet of 6", 8" & 12" water main to service commercial property across from Colonial Downs
           Owner - Delmarva Properties, Inc.

         STONEHOUSE SECTION VIA                              $   294,613.00
           Approximately 4,400 feet of 4", 6", 8"
           & 10" gravity sewer main including a sewer bridge and 2,200 feet of 4", 6" & 8" water main to serve 34 residential lots at Stonehouse
           Owner - Stonehouse, LLC

         FOXFIRE SECTION 2                                   $   199,107.00
           Approximately 5,200 feet of 6" & 8"
           gravity sewer main and 3,300 feet of
           6", 8" & 12" water main to serve 49
           residential lots at Foxfire
           Owner - Delmarva Properties, Inc.

         PETERSBURG/DINWIDDIE INTERCEPTOR SEWER              $ 3,897,000.00
           Replace approximately 17,000 LF of
           30", 36" and 42" sanitary sewer
           Bypass pumping
           Owner - City of Petersburg

         PETERSBURG PUMP STATION UPGRADE                     $   329,770.00
           Rework 3 pump stations
           Owner - City of Petersburg

         HIGHWOODS DISTRIBUTION CENTER                       $   415,000.00
           Approximately 2,500 LF of 12" sewer
           Owner - Highwoods Corp.

         MOTOROLLA WESTCREEK CAMPUS                          $   960,000.00
           Sanitary sewer, water and                         --------------
           irrigation for plant expansion
           Owner - Motorolla SPS, Inc.

           TOTAL                                             $ 7,782,508.00

         As of June 26, 1998, ETSL had 17 major projects in progress, primarily for municipalities, such projects aggregating approximately $1.2 million. Most of these projects will be completed on or before August 1998.

         See "Services and Products" above.

         Supervision and Regulation
         --------------------------

         ETSI's infrastructure activities are regulated by federal and state statutes. In general, federal statutes are enforced on the state level by the Virginia Department of Labor and Safety for OSHA safety standards and by the Virginia Department of Health or Department of Public Works for sewer, septic and water systems. Comparable state agencies regulate ETSL's activities in Florida. ETSI does not anticipate any material impediments in the use of the "fold and formed" process arising from existing or future regulations or requirements, including those regulating discharges of materials into the environment.

         Employees
         ---------

         As of March 31, 1998, ETSI, ETSW and ETSL employed 5, 130 and 14 full-time personnel, respectively.

Item 2.  Properties.
------   ----------

         During a portion of fiscal 1998, ETSI occupied approximately 45,000 square feet of office and laboratory space in a modern commercial building in Roanoke, Virginia, under lease agreements with its subsidiaries, ETS and ETSAS, effective as of February 1, 1991, which expire on December 31, 2000, from PDJ Associates, a partnership in which John D. McKenna, former President and Chairman of the Board of ETSI, and Roberta Greiner, widow of Gary P. Greiner, a former officer and director of ETSI, are partners. In connection with ETSI's sale of ETS, the ETS lease was assigned, effective February 1, 1998, to ETS Acquisition, Inc, a Virginia corporation owned by John D. McKenna, Arthur B. Nunn III and John C. Mycock, former executive officers and directors of ETSI. ETSI believes that the leases with PDJ Associates were on terms as favorable as those which would have been available from non-affiliated parties. In connection with the sale of ETSAS described below, the ETSAS lease was assigned, effective October 31, 1997, to Q Enterprises, Inc., a Virginia corporation which was owned by James B. Quarles. Mr. Quarles , who subsequently became President and a director of ETSI in January 1998, sold his interest in Q Enterprises, Inc. on February 16, 1998. Lease payments made by ETSI to PDJ Associates in fiscal 1998 totaled $164,000.

         Effective in 1994, ETSW entered into a lease of its premises which are owned by the Estate of Stamie E. Lyttle, of which Coleman S. Lyttle, a director of ETSI is executor, at $10,500 per month for two years. On June 1, 1997, the lease was renewed for a one-year term with three one-year renewal options. Rent expense under this lease was approximately $105,000 for fiscal 1998. ETSI believes that the lease is on terms as favorable as those which would be available from non-affiliated third parties.

Item 3.  Legal Proceedings.
------   -----------------

         A lawsuit was served on ETSAS on or about March 18, 1998 and filed in the Circuit Court for Chesterfield County under the caption, Steven R. Pond v. ETS Analytical Services, Inc., Case No.
         -----------------------------------------------
         041CL98000254-00 (Circuit Court for Chesterfield County). In this lawsuit, Steven R. Pond ("Pond"), a former employee of ETSAS and the owner of premises leased to ETSAS, has asserted that ETSAS has breached its obligations under the lease by failing to make certain monthly payments, including late fees and interest, as well as by causing or permitting "physical damages and waste upon the premises." Pond is seeking judgment against ETSAS "in the sum of $129,189.85 for accelerated rent, together with accrued late fees in the amount of $4,579.79; compensatory damages in the amount of $1,000.00, plus the costs of remediation and all damages, costs, liability or expense arising from or related to environmental contamination or environmental degradation of the premises; prejudgment interest at the rate of 1.00%; together with the costs of this action and award of attorney's fees and costs." On April 8, 1996, ETSAS filed a Special Plea, Grounds of Defense, and Counterclaim, in which ETSAS asserted that it is entitled to a set-off of any monies allegedly due and owing under the lease by virtue of Pond's indebtedness to ETSAS, in the amount of approximately $60,000, under a promissory note. ETSAS intends to defend the lawsuit vigorously. The case currently is scheduled to be set for trial at the Court's upcoming docket call on July 18, 1998, at which time it is anticipated a hearing date also will be set for ETSAS' Special Plea. It is not possible at this stage, however, to determine the outcome in the case or an estimate of the range of any potential loss.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

         Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 1998.

         The names, ages and positions of all of the executive officers of ETSI as of March 31, 1998 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

         Previous and present duties and responsibilities:

                                           Position and Business
Name and Age                            Experience for Past Five Years
-----------------------     -----------------------------------------------------------
James B. Quarles, 45        January 1998 to Present           President and Chief
                                                              Executive Officer of ETSI

                            October 1997 to February 1998     Sole officer, director and
                                                              shareholder of Q
                                                              Enterprises, Inc.,
                                                              Roanoke, Virginia
                                                              (consulting)

                            May 1997 to October 1997          Senior Vice President of
                                                              ETSI

                            January 1987 to December 1996     Chairman and President of
                                                              Enviros, Inc., Seattle, WA
                                                              (biotechnical)

Navin D. Sheth, 51          January 1998 to Present           Chief Financial Officer of
                                                              ETSI

                            June 1994 to Present              Executive Vice President
                                                              of ETSW

                            May 1996 to Present               Chief Operating Officer of
                                                              ETSW

Coleman S. Lyttle, 45       June 1994 to Present              President of ETSW

Warren E. Beam, Jr., 41     April 1998 to Present             Secretary of ETSI

                            January 1993 to January 1998      Treasurer of Spurlock
                                                              Adhesives, Inc. and
                                                              Spurlock Industries, Inc.
                                                              and their predecessors
                                                              (chemical manufacturing)

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         -------------------------------------------------------------
         Matters.
         -------

         The information set forth under the caption "Market Information" on page 4 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

         In addition to the shares of ETSI Common Stock outstanding, there were issued and outstanding as of March 31, 1998 warrants and options to purchase shares of ETSI common stock as follows:

                                     Exercise       Termination
             Number        Type        Price            Date
            -------      --------    --------     -----------------
             5,000       Warrants      $2.20     December 28, 1999
            10,000       Warrants      $2.20     December 31, 1999
             1,000       Warrants      $2.20     January 3, 2000
            25,000       Warrants      $2.20     January 17, 2000
            10,000       Warrants      $2.20     March 31, 2000
            33,350       Warrants      $1.00     November 27, 2002
           142,858       Warrants      $1.00     February 10, 1999
           142,858       Warrants      $1.00     February 9, 1999
           175,809       Warrants      $1.00     February 23, 1999
         1,000,000       Warrants      $ .76     February 27, 2002
           225,000       Warrants      $ .63     October 9, 1999
           350,000       Options       $1.50     July 13, 1998
           100,000       Options       $1.37     July 19, 1998
            13,200       Options       $1.38     August 20, 1998
            91,000       Options       $1.06     April 11, 1999
           343,000       Options       $1.69     June, 17, 1999
            75,000       Options       $1.81     September 29, 2000
           140,000       Options       $1.75     May 8, 2000
            22,000       Options       $1.68     August 10, 2000
            10,000       Options       $1.06     May 20, 2001
            23,000       Options       $1.00     May 24, 2001
             4,000       Options       $1.00     May 24, 2001
            63,000       Options       $1.00     May 24, 2001
           121,000       Options       $ .75     July 25, 2001
            85,000       Options       $ .75     July 24, 2001
            15,000       Options       $ .75     July 24, 2001
            23,000       Options       $ .75     July 24, 2001
            20,000       Options       $ .75     July 24, 2001
            20,000       Options       $ .75     October 14, 2001
            60,000       Options       $ .75     October 14, 2001
            10,000       Options       $ .75     October 20, 2001
            10,000       Options       $ .75     October 20, 2001
            20,000       Options       $ .75     October 20, 2001
            10,000       Options       $ .75     October 20, 2001
           100,000       Options       $ .75     February 4, 2002
            20,000       Options       $ .75     February 4, 2002
            25,000       Options       $ .75     February 4, 2002
           700,000       Options       $ .75     February 4, 2002
            20,000       Options       $ .50     June 30, 2002
            60,000       Options       $. 50     November 4, 2002
           350,000       Options       $ .50     February 2, 2003
           400,000       Options       $ .27     February 11, 2003

Item 6.  Selected Financial Data.
------   -----------------------

         The information set forth under the caption "Selected Financial Data" on page 5 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 10 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Risk.
-------  ---------------------------------------------------

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------
         The following consolidated financial statements of ETSI and the Independent Auditors' Report set forth on pages 11 through 39 of the 1998 Annual Report to Shareholders are incorporated herein by reference:

         1.  Independent Auditors' Report

         2.  Consolidated Balance Sheets as of March 31, 1998 and May 31,
             1997

         3. Consolidated Statements of Income (Loss) for the Ten-month Period Ended March 31, 1998 and Years Ended May 31, 1997 and 1996

         4. Consolidated Statements of Stockholders' Equity (Deficit) for the Ten-month Period Ended March 31, 1998 and Years Ended May 31, 1997 and 1996

         5. Consolidated Statements of Cash Flows for the Ten-month Period Ended March 31, 1998 and Years Ended May 31, 1997 and 1996

         6. Notes to Consolidated Financial Statements as of March 31, 1998 and May 31, 1997 and Ten-month Period Ended March 31, 1998 and Years Ended May 31, 1997 and 1996

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         Not applicable.

                                  PART III
                                  --------

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

         For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" at pages

         10 and 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held August 17, 1998, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held August 17, 1998, is incorporated herein by reference.

Item 11. Executive Compensation.
-------  ----------------------

         The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Board of Directors Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Board of Directors and Committees," "Remuneration of Directors" and "Performance Graph" at pages 4 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held August 17, 1998, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held August 17, 1998, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------
         The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at pages 9 and 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 1998, is incorporated herein by reference.

                                   PART IV
                                   -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

         (a)  List of documents filed as part of this report:

              1.  Financial statements:

                  All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

              2.  Financial statement schedules:

                  All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

                  3. Exhibits to this Form 10-K are as follows:

         Exhibit No.      Description

           3   (a)         Articles of Incorporation, as amended, of ETS
                           International, Inc.

           3   (b)         Bylaws, as amended, of ETS International, Inc.

           4   (a)         Specimen copy of certificate for ETS
                           International, Inc. common stock, no par value

           4   (b)         Article II of the Bylaws of ETS International,
                           Inc. (included in Exhibit 3(b) hereto)

           4   (c)         Promissory Note dated May 1, 1998, between ETS
                           International, Inc. and Thomas W. Marmon, and related Security Agreements

           10  (a)*        Employment Agreement dated January 20, 1998,
                           between James B. Quarles and ETS International,
                           Inc.

           10  (b)*        Stock Option Agreements between ETSI and James B.
                           Quarles

           10  (c)         Management Agreement dated March 12, 1998, between
                           Air Technologies, Inc. and ETS International, Inc.

           10  (d)         Contract dated September 12, 1997, between China
                           Steel Corporation and ETS International, Inc.
                           (incorporated herein by reference to Exhibit 10(a)
                           to Form 10-Q for the quarter ended August 31,
                           1997)

           10  (e)         Lease dated June 1, 1996, between Estate of Stamie
                           E. Lyttle and ETS Water and Waste Management, Inc.
                           (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K/A for the fiscal year ended May 31, 1997)

           10  (f)         Promissory Note dated May 1, 1998, between ETS
                           International, Inc. and Thomas W. Marmon, and related Security Agreements (attached as Exhibit
                           4(c) hereto)

           10  (g)         Contract License Agreement dated September 14,
                           1995, between Ultraliner, Inc. and ETS Water and
                           Waste Management, Inc.

           13 1998 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

           21              Subsidiaries of the Company

           24              Power of Attorney

           27              Financial Data Schedule

----------------------------
            *Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

            (b) Reports on Form 8-K:

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

                        ETS INTERNATIONAL, INC.



                        By:   /s/ James B. Quarles          7/2/98
                              ------------------------      ------
                              James B. Quarles               Date
                              President and Chief Executive
                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/James B. Quarles       7/2/98       President, Chief Executive Officer and
--------------------------------       Director
James B. Quarles          Date


/s/Navin D. Sheth         7/2/98*      Chief Financial Officer, Treasurer
--------------------------------       (Principal Financial Officer)
Navin D. Sheth            Date


/s/Warren E. Beam, Jr.    7/2/98       Secretary
--------------------------------       (Principal Accounting Officer)
Warren E. Beam, Jr.       Date


/s/Coleman S. Lyttle      7/2/98*      Director
--------------------------------
Coleman S. Lyttle         Date


/s/Lee A. Raver           7/2/98*      Director
--------------------------------
Lee A. Raver              Date



*By /s/Warren E. Beam, Jr.
    -------------------------------
    Warren E. Beam, Jr.
    Attorney-in-fact

                              INDEX TO EXHIBITS

Exhibit No.   Description

3   (a)       Articles of Incorporation, as amended, of ETS International,
              Inc.

3   (b)       Bylaws, as amended, of ETS International, Inc.

4   (a)       Specimen copy of certificate for ETS International, Inc.
              common stock, no par value

4   (b)       Article II of the Bylaws of ETS International, Inc. (included in Exhibit 3(b) hereto)

4   (c)       Promissory Note dated May 1, 1998, between ETS International,
              Inc. and Thomas W. Marmon, and related Security Agreements

10  (a)*      Employment Agreement dated January 20, 1998, between James B.
              Quarles and ETS International, Inc.

10  (b)*      Stock Option Agreements between ETSI and James B. Quarles

10  (c)       Management Agreement dated March 12, 1998, between Air
              Technologies, Inc. and ETS International, Inc.

10  (d)       Contract dated September 12, 1997, between China Steel
              Corporation and ETS International, Inc. (incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended August 31, 1997)

10  (e)       Lease dated June 1, 1996, between Estate of Stamie E. Lyttle and ETS Water and Waste Management, Inc. (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-
              K/A for the fiscal year ended May 31, 1997)

10  (f)       Promissory Note dated May 1, 1998, between ETS International,
              Inc. and Thomas W. Marmon, and related Security Agreements
              (attached as Exhibit 4(c) hereto)

10  (g)       Contract License Agreement dated September 14, 1995, between
              Ultraliner, Inc. and ETS Water and Waste Management, Inc.

13 1998 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21            Subsidiaries of the Company

24            Power of Attorney

27            Financial Data Schedule

---------------------
*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).