Form 10-Q
period 1998-06-20
ETS INTERNATIONAL INC
filed 1998-08-14
CIK 822367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended  June 30, 1998      Commission File No. 00019678
------------------------------------------------------------------------------


                            ETS INTERNATIONAL, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                54-1414643
------------------------------------------------------------------------------
  State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)


         7400 Beaufont Springs Drive, Suite 415, Richmond, VA   23225
------------------------------------------------------------------------------
                        (Address)                            (Zip Code)

     Registrant's telephone number, including area code   (804) 272-6600
------------------------------------------------------------------------------



------------------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                                    Yes     x    No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

         Class                                Number of Shares Outstanding
-------------------------------              --------------------------------
      Common Stock                                       16,492,043

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                    June 30, 1998       March 31, 1998
                                                                    -------------       --------------
ASSETS                                                               (unaudited)           (audited)
------
Current assets:
   Cash and cash equivalents                                        $    224,404         $    206,750
   Accounts receivable:
     Trade (net of allowance of $50,000 at June 30, 1998
        and March 31, 1998)                                            2,890,289            2,540,810
     Other                                                                14,726               78,936
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            535,005              563,924
   Notes receivable - current                                                  0              200,000
   Inventories                                                           777,479              931,590
   Prepaid expenses                                                      115,628              143,174
                                                                      ----------          -----------
        Total current assets                                           4,557,531            4,665,184

Property, plant and equipment:
   Furniture and fixtures                                                360,344              345,857
   Machinery, tools and equipment                                      3,921,760            4,027,556
   Vehicles                                                            1,323,482            1,373,657
   Leasehold improvements                                                356,572              340,282
                                                                      ----------          -----------
                                                                       5,962,158            6,087,352
   Less accumulated depreciation                                       3,469,135            3,475,318
                                                                      ----------          -----------
        Total property, plant and equipment, net                       2,493,023            2,612,034

Other assets:
   Restricted cash                                                       600,000              600,000
   Franchise agreements                                                   49,291               50,916
   Notes receivable from officers                                        151,040              151,040
   Note receivable from sale of ETS, Inc.                                 99,878              100,000
   Cash surrender value of life insurance, net                             6,693                6,693
   Other assets                                                           15,148               97,338
                                                                      ----------          -----------
        Total other assets                                               922,050            1,005,987

    Assets of business transferred under
     contractual agreements                                              244,599              267,666
                                                                      ----------          -----------
        Total assets                                                $  8,217,203         $  8,550,871
                                                                      ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    June 30, 1998      March 31, 1998
                                                                    -------------      --------------
                                                                     (unaudited)          (audited)
Current liabilities:

   Bank overdraft                                                   $         0          $   173,493
   Notes payable to bank                                                 89,062               89,062
   Notes payable to stockholders                                        510,000            3,410,000
   Notes payable to affiliates                                          522,498              966,159
   Current portion of long-term debt                                    480,543              480,543
   Accounts payable                                                   2,151,457            1,846,539
   Accrued expenses and other current liabilities                       622,019              768,638
                                                                      ----------          -----------

        Total current liabilities                                     4,375,579            7,734,434

Long-term liabilities:
   Long-term debt                                                       732,808              907,896
   Deferred gain on sale/leaseback                                      405,744              481,821
   Notes payable to stockholders refinanced July 30, 1998             3,250,000                    0
   Liabilities of business transferred under contractual
     arrangements                                                       140,339              140,339
                                                                      ----------          -----------
        Total liabilities                                             8,904,470            9,264,490


Stockholders' equity (deficit):
   Preferred stock, no par value, authorized 5,000,000
     shares, none issued and outstanding                                      0                    0
   Common stock, no par value; authorized 30,000,000
     shares; issued and outstanding 16,492,043 shares                 6,126,338            6,126,338
   Retained earnings (accumulated deficit)                           (6,620,493)          (6,646,845)
   Less notes receivable from officers                                 (193,112)            (193,112)
                                                                      ----------          -----------
        Total stockholders' equity (deficit)                           (687,267)            (713,619)
                                                                      ----------          -----------
        Total liabilities and  stockholders' equity (deficit)       $ 8,217,203          $ 8,550,871
                                                                      ==========          ===========


ETS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three months ended
                                                            June 30, 1998        June 30, 1997
                                                                1998                 1997
                                                                ----                 ----
                                                             (unaudited)         (unaudited)

Contract revenues - commercial                             $  4,290,922          $  5,654,407
Cost of goods and services                                    3,627,537             4,524,474
                                                            -----------           -----------
Gross profits                                                   663,385             1,129,933


Selling, general and administrative expenses                    833,206               559,724
                                                            -----------           -----------
Operating income (loss)                                        (169,821)              570,209

Interest income                                                  11,042                 4,788
Interest expense                                               (144,347)             (259,347)
Gain on sale of Service Division                                329,478                     0
                                                            -----------           -----------
Income from continuing operations                          $     26,352          $    315,650
Income from discontinued operations                                   0               129,641
                                                            -----------           -----------
Net income                                                 $     26,352          $    445,291
                                                            ===========           ===========
Income from continuing operations per common share:
        Basic                                              $        .00          $        .02
        Diluted                                            $        .00          $        .02

Income from discontinued operations per
    common share
        Basic                                              $        .00          $        .01
        Diluted                                            $        .00          $        .01

Net income per common share:
        Basic                                              $        .00          $        .03
        Diluted                                            $        .00          $        .03

Average shares of common stock used for above computation:
        Basic                                                16,492,043            13,232,108
        Diluted                                              16,492,043            13,279,039


ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED JUNE 30, 1998

                                                                          Retained           Notes
                                                                          Earnings        Receivable
                                              Common Stock              (Accumulated         from
                                         Shares           Amount           Deficit)         Officer        Total
                                         ------           ------           --------         -------        -----
                                       (unaudited)     (unaudited)       (unaudited)     (unaudited)    (unaudited)

Balances at March 31, 1998              16,492,043      $ 6,126,338    $ (6,646,845)   $   (193,112)   $   (713,619)

Net income                                                                   26,352                          26,352
                                        ----------       ----------     ------------    ------------    ------------

Balances at June 30, 1998               16,492,043      $ 6,126,338    $ (6,620,493)   $   (193,112)   $   (687,267)
                                        ==========       ==========     ============    ============    ============

ETS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   Three months ended
                                                               June 30, 1998    June 30, 1997
                                                               -------------    -------------
                                                                (unaudited)      (unaudited)

Cash flows from operating activities:
     Net income                                                $     26,352      $    445,291

Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                                  138,705           457,506
     Amortization of convertible debentures discount                      0           134,894
     Professional services received in exchange for
         common stock                                                     0           133,444
     Amortization of deferred gain on sale/leaseback                (76,077)          (76,077)
     Gain on sale of Service Division                              (329,478)                0

Increase/decrease in operating assets and liabilities:
     Accounts receivable                                           (185,269)         (108,603)
     Costs and estimated earnings in excess of billings
         on uncompleted contracts                                    28,919            80,090
     Inventories                                                     79,111           133,369
     Prepaid expenses                                                27,546          (408,852)
     Accounts payable                                               304,918          (679,853)
     Accrued expenses and other current liabilities                (146,619)          355,781
     Cash surrender value of life insurance, net                          0           (10,999)
     Other assets                                                    83,937          (373,013)
                                                                -----------       -----------
Net cash provided by (used in) operating activities                 (47,955)           82,978
                                                                -----------       -----------

Cash flow from investing activities:
     Purchases of property, plant and equipment                    (165,216)         (671,069)
     Proceeds from sale of Service Division                         350,000                 0
     Notes receivable decrease                                      200,000                 0
     Decrease in assets of business transferred under
         contractual agreements                                      23,067                 0
                                                                -----------       -----------
Net cash provided by (used in) investing activities                 407,851          (671,069)
                                                                -----------       -----------






Cash flows from financing activities:
     Bank overdraft                                                (173,493)                0
     Principal payments on long-term debt                          (175,088)       (1,306,228)
     Notes payable to affiliates decrease                          (143,661)                0
     Proceeds from exercise of stock options                              0            51,836
     Proceeds from notes payable to stockholder                     150,000         1,600,000
                                                                -----------       -----------
Net cash provided by (used in) financing activities                (342,242)          345,608
                                                                -----------       -----------

Increase (decrease) in cash and cash equivalents                     17,654          (242,483)
Cash and cash equivalents at beginning of year                      206,750           377,313
                                                                -----------       -----------
Cash and cash equivalents at end of period                    $     224,404      $    134,830
                                                                ===========       ===========


Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $54,347 and $60,347 for the three months ended June 30, 1998 and June 30, 1997 respectively.

ETS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. On April 6, 1998, the Company changed its year end from May 31 to March 31.

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended June 30, 1998, the Company had cash used in operating activities of $47,955, and at June 30, 1998, the Company had an accumulated deficit of $6,620,493 from operations and a stockholders' deficit of $687,267.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first quarter of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and $150,000 loan from a shareholder.

Management's plans to continue as a going concern include the following efforts to generate necessary cash flow to meet the Company's working capital needs: (i) raising additional capital, (ii) obtaining a line of credit, (iii) increasing sales of its infrastructure products, systems and services and (iv) continuing to evaluate and manage costs and expenses and utilizing resources effectively to increase gross profit and reduce selling and general administrative expenses.

Management has negotiated with certain note holders to convert their debt to preferred stock (see Note H of Notes to Consolidated Financial Statements) and is currently in negotiation with lenders to obtain a line of credit to provide working capital. Management believes it can return the Company to profitable operations in fiscal 1999. There can be no assurance that management's negotiations with lenders will be successful or the Company will have profitable operations in fiscal 1999.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ETS International, Inc. and its wholly-owned subsidiaries, IC Subsidiary, Inc. (formerly ETS, Inc.) ("ETS"), ETS Analytical Services, Inc. and InfraCorps of Virginia, Inc. (formerly ETS Water and Waste Management, Inc.) ("ETSW") and its subsidiary InfraCorps of Florida, Inc. (formerly ETS Liner, Inc.). Significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE C--EARNINGS PER SHARE

Basic earnings per share have been computed on the basis of weighted-average number of shares outstanding. Diluted earnings per share included 46,931 shares related to stock options and warrants for the quarter ended June 30, 1997, due to their dilutive effect. Diluted earnings per share did not include shares related to stock options and warrants for the quarter ended June 30, 1998 as their effect was antidilutive.


NOTE D-RESTRICTED CASH

Restricted cash of $600,000 is included in other assets as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the LEC technology for wide-scale commercialization. If the limestone emission control ("LEC") technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.


NOTE E--DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets of business transferred under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At March 31 and June 30, 1998, "assets of business transferred under contractual arrangements" was stated net of a valuation allowance of $858,000.

On March 12, 1998, substantially all of the assets and certain liabilities of ETS, a wholly owned subsidiary of the Company, were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"), a newly formed firm based in Roanoke, Virginia. The total purchase price was $1,896,124 for all of the aforementioned. The purchase price was paid in cash, stock of the Company, assumption of certain liabilities of ETS, delivery of a $200,000 thirty-day note bearing 8 1/2% interest and delivery of a ten-year $100,000 note bearing 8 1/2% interest. Also, the Company will receive 50% of all royalties received by CCTI in connection with the license of the LEC technology. While there is no indication that the LEC will be resold by CCTI, the agreement further provides that the Company will receive 50% of the net sales price from a resale of the LEC technology on or before March 12, 1999, and 25% of the net sales price from a resale after March 12, 1999 but on or before March 12, 2000.

In connection with the foregoing transaction, the Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's China Steel Contract. ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by three former executive officers of the Company and former members of the Company's Board of Directors.

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

In connection with the Company's disposal of its environmental operations in October 1997 and March 1998, income from these discontinued operations has been reclassified in the consolidated statements of income for the three-month period ended June 30, 1997. Revenues of $1,865,431 for the quarter ended June 30, 1997 related to the discontinued environmental operations.


NOTE F-- SALE OF SERVICE DIVISION OF ETSW

On April 29, 1998, the Company sold the Service Division of ETSW (e.g., septic system installation and repair, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of the Company and President of ETSW, for a total purchase price of $550,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of the Company and notes payable to the Company in the aggregate amount of $200,000. Mr. Lyttle will continue to serve as a director of the Company and as President of ETSW. A gain of $329,478 was recognized on this sale.


NOTE G--CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that the existing potential liabilities under the China Steel Contract will make obtaining significant outside capital difficult. Management is negotiating to obtain a line of credit from a bank. Management believes that it can return the Company to positive cash flow from operations in fiscal 1999. There can be no assurance of the extent to which management's negotiations will be successful or that the Company will generate positive cash flow from operations in fiscal 1999. See notes D and E of Notes to Consolidated Financial Statements for additional information.


NOTE H--NOTES PAYABLE TO STOCKHOLDERS REFINANCE JULY 30, 1998

On July 30, 1998, the Company issued 3,250,000 shares of Series A Convertible Preferred Stock, no par value (the "Series A Convertible Preferred Stock"), to convert and retire an aggregate of $3,250,000 of Company debt evidenced by promissory notes of the Company held by certain shareholders. The Company sold shares of Series A Convertible Preferred Stock to each shareholder, at a price of $1.00 per share, which was paid by the shareholder's delivery and surrender to the Company of his promissory note and any security agreements, guarantees or liens executed by the Company or any of its affiliates in relation to the promissory note. The details of the transaction and the rights, limitations and preferences of the holders of the Series A Convertible Preferred Stock are described in more detail in Item 5 of Part II of this Report.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs; (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (viii) abrupt changes in market opportunities.

Going Concern

     The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended June 30, 1998, the Company had cash used in operating activities of $47,955, and at June 30, 1998, the Company had an accumulated deficit of $6,620,493 from operations and a stockholders' deficit of $687,267.

     These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first quarter of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and $150,000 loan from a shareholder.

     Management's plans to continue as a going concern include the following efforts to generate necessary cash flow to meet the Company's working capital needs: (i) raising additional capital, (ii) obtaining a line of credit, (iii) increasing sales of its infrastructure products, systems and services and (iv) continuing to evaluate and manage costs and expenses and utilizing resources effectively to increase gross profit and reduce selling and general administrative expenses.

     Management has negotiated with certain note holders to convert their debt to preferred stock (see Note H of Notes to the Consolidated Financial Statements) and is currently in negotiation with lenders to obtain a line of credit to provide working capital. Management believes it can return the Company to profitable operations in fiscal 1999. There can be no assurance that management's negotiations with lenders will be successful or the Company will have profitable operations in fiscal 1999.

     The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Events

     On March 12, 1998, substantially all of the assets of ETS, a wholly owned subsidiary of the Company, were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to CCTI, a newly formed firm based in Roanoke, Virginia. In connection with the foregoing transaction, the Company entered into a Management Agreement with ATI, a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's contract with China Steel Corporation. ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by three former executive officers of the Company or ETS and former members of the Company's Board of Directors.

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

     The Company has continued to undertake cost cutting measures and is continuing to seek additional capital. On April 29, 1998, the Company sold the Service Division of ETSW (e.g., septic system installation and repair, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of the Company and President of ETSW, for a total purchase price of $550,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of the Company and notes payable to the Company in the aggregate amount of $200,000. Mr. Lyttle continues to serve as a director of the Company and as President of ETSW. A gain of $329,478 was recognized on this sale.

     On July 30, 1998, the Company issued 3,250,000 shares of Series A Convertible Preferred Stock to convert and retire an aggregate of $3,250,000 of Company debt evidenced by promissory notes of the Company held by certain shareholders. The Company sold shares of Series A Convertible Preferred Stock to each shareholder, at a price of $1.00 per share, which was paid by the shareholder's delivery and surrender to the Company of his promissory note and any security agreements, guarantees or liens executed by the Company or any of its affiliates in relation to the promissory note. The details of the transaction and the rights, limitations and preferences of the holders of the Series A Convertible Preferred Stock are described in more detail in Item 5 of
Part II of this Report.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

     Substantially all of the assets and certain liabilities relating to the Company's environmental operations have been sold and revenues from environmental operations have been removed from continuing operations for the three-month period ended June 30, 1997. Revenues for the three-month period ended June 30, 1998 (the "first quarter of fiscal 1999") were $4,290,922 compared to $5,654,407 for the three-month period ended June 30, 1997, resulting in a 24% decrease in revenues. This decrease largely was the result of slowness in new orders in previous quarters, inclement weather and the sale of the Service Division of ETSW.

     Cost of goods and services for the first quarter of fiscal 1999 was $3,627,537 or 85% of sales compared to $4,524,474 or 80% of sales for the three-month period ended June 30, 1997. Gross profits for the first quarter of fiscal 1999 were $663,385 or 15% of sales compared to $1,129,933 or 20% of sales for the three-month period ended June 30, 1997. These decreases in gross profits were due to the decreases in sales and margins for the period. Selling, general and administrative expenses were $833,206 for the first quarter of fiscal 1999 or 19.4% of net sales compared to $559,724 or 9.9% of net sales for the three-month period ended June 30, 1997. The general and administrative expense increased in the first quarter was due to costs associated with the management reorganization, as well as the timing of professional services for year-end reporting.

     Gain on sale of $329,478 for the first quarter of fiscal 1999 reflected the sale of the Service Division of ETSW. Interest expense for the first quarter of 1999 was $144,347 compared to $259,347 for the three-month period ended June 30, 1997. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines, amortization of discount associated with the convertible debentures and capital leases.

     Income from continuing operations for the first quarter of fiscal 1999 was $26,352 compared to income of $315,650 for the three-month period ended June 30, 1997. Discontinued operations include environmental operations which were sold in October 1997 and March 1998. Income from discontinued operations was $129,641 for the three-month period ended June 30, 1997. Revenues of $1,865,431 for the quarter ended June 30, 1997 related to the discontinued environmental operations.

     Net income for the first quarter of fiscal 1999 was $26,352 compared to net income of $445,291 for the three-month period ended June 30, 1997.

Liquidity And Capital Resources As Of June 30, 1998

     The Company continues to be cash deficient. For the three-month period ended June 30, 1998, the Company had cash used in operating activities of $47,955, and at June 30, 1998, the Company had an accumulated deficit of $6,620,493 from operations and a stockholders' deficit of $687,267. See discussion under "Going Concern" above.

     During fiscal 1998, ETSI concluded that it was in the Company's best interest to de-emphasize its environmental products and services and to focus on its construction operations, particularly with respect to the installation and rehabilitation of subsurface pipelines for the transmission of water, waste and natural gas. Management currently is negotiating to obtain a line of credit. Management's success in this regards will, to a large extent, depend upon whether ETSI is able to accomplish the assignment without recourse of the China Steel Contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful or that the Company will find sufficient sources of outside capital to support its future operations. See Note E of Notes to Consolidated Financial Statements.

     Effective May 1, 1998, the Company restructured its credit facility with Thomas W. Marmon, a former director and a large shareholder of the Company. The new note for the credit facility, which in part is a renewal of the previous note, permitted total aggregate borrowings by ETSI of up to $3.5 million. The new note provided for monthly interest payments at a rate of 10% until the credit facility's maturity at May 1, 1999 and 12% thereafter and was subject to call by the holder upon sixty days written notice. The new note was secured by the assets of ETSI and its subsidiaries. Subsequent to the end of the first quarter of fiscal 1999, Mr. Marmon's debt was retired through the issuance of 2,500,000 shares of Series A Convertible Preferred Stock of the Company and a cash payment of $696,655. The Company financed the cash payment through an existing shareholder by delivery of a promissory note secured by the assets of the Company. The note, which pays interest monthly at 12%, matures on October 31, 1998.

     On April 28, 1998, ETSI sold the Service Division of ETSW (e.g., septic system installation and repair, irrigation, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of ETSI and President of ETSW, for a total purchase price of $550,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of ETSW and notes payable to ETSW in the aggregate amount of $200,000. A gain of $329,478 was recognized on the sale.

     Major components of cash flows used in operating activities include an increase in accounts payable of $304,918, an increase in accounts receivable of $185,269 and a decrease in accrued expenses and other current liabilities of $146,619. Adjustments to net cash flows are gain on the sale of the Service Division of $329,478, depreciation and amortization of $138,705 and amortization of deferred gain on sale/leaseback of $76,077.

     Net cash provided by investing activities of $407,851 consisted mainly of purchase of property, plant and equipment in the amount of $165,216, proceeds from sale of Service Division of $350,000 and decrease in notes receivable of $200,000. The net cash used in financing activities of $342,242 includes in part proceeds from notes payable to stockholder of $150,000, payment of debt principal of $175,088, decrease in notes payable to affiliates of $143,661 and decrease in bank overdraft of $173,493. The cash and cash equivalents at June 30, 1998 were $224,404.

     New orders received for the first quarter of fiscal 1999 were $13,110,273 compared to $6,439,162 for the three months ended June 30, 1997. New orders were up in the first quarter as a result of strong construction activity during this period. Backlog at June 30, 1998 was $14,317,556 compared to $5,586,611 at June 30, 1997.

Year 2000

     ETSI has contacted its software vendors about upgrading its computer systems and applications to be Year 2000 compliant. ETSI expects conversion and testing to be completed during fiscal 1999. There were no expenditures during the three-month period ended June 30, 1998 related to the Year 2000 upgrades and, based on estimates provided by software vendors, the cost of making the systems and applications Year 2000 compliant are not currently expected to be significant to the consolidated financial statements.

     See discussion under "Recent Events" regarding retirement of debt and issuance of Series A Convertible Preferred Stock.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     A lawsuit was served on ETS Analytical Services, Inc. ("ETSAS") on or about March 18, 1998 and filed in the Circuit Court for Chesterfield County under the caption, Steven R. Pond v. ETS Analytical Services, Inc., Case No. 041CL98000254-00 (Circuit Court for Chesterfield County). In this lawsuit, Steven R. Pond ("Pond"), a former employee of ETSAS and the owner of premises leased to ETSAS, has asserted that ETSAS has breached its obligations under the lease by failing to make certain monthly payments, including late fees and interest, as well as by causing or permitting "physical damages and waste upon the premises." Pond is seeking judgment against ETSAS "in the sum of $129,189.85 for accelerated rent, together with accrued late fees in the amount of $4,579.79; compensatory damages in the amount of $1,000.00, plus the costs of remediation and all damages, costs, liability or expense arising from or related to environmental contamination or environmental degradation of the [p]remises; prejudgment interest at the rate of 1.00%; together with the costs of this action and award of attorney's fees and costs." On April 8, 1998, ETSAS filed a Special Plea, Grounds of Defense, and

Counterclaim, in which ETSAS asserted that it is entitled to a set-off of any monies allegedly due and owing under the lease by virtue of Pond's indebtedness to ETSAS, in the amount of approximately $60,000, under a promissory note. ETSAS intends to defend the lawsuit vigorously. It is not possible at this stage, however, to determine the likelihood of an unfavorable outcome in the case or an estimate of the range of potential loss.

Item 2.     Changes in Securities.

     On July 30, 1998, the Company issued 3,250,00 shares of Series A Convertible Stock to five shareholders to convert and retire an aggregate of $3,250,000 of Company debt. The Series A Convertible Preferred Stock generally is senior to the common stock of the Company with respect to the payment of dividends and upon liquidation. The shares of Series A Convertible Preferred Stock were issued pursuant to a private placement exempt under Section 4(2) of the Securities Act of 1933. See discussion under Item 5 below for a description of the offering and of the rights, limitations and preferences of Series A Preferred Stock.

Item 3.     Defaults upon Senior Securities.
            None

Item 4.     Submission of Matters to a Vote of Security-Holders.
            None

Item 5.     Other Information.

     The following summary is unqualified in its entirety by reference to the Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998, a copy of which is attached to this Report as Exhibit 10.

     On July 30, 1998, the Company issued 3,250,000 shares of Series A Convertible Preferred Stock to convert and retire an aggregate of $3,250,000 of Company debt evidenced by promissory notes of the Company held by certain shareholders (the "Purchasers"). The Purchasers purchased, at a price of $1.00 per share, shares of Series A Convertible Preferred Stock as follows: (i) 500,000 shares purchased by Dr. Allen Kahn for delivery of promissory notes dated September 5, 1997 and October 30, 1997 and other obligations, having an aggregate outstanding balance of $500,000; (ii) 100,000 shares purchased by Coleman S. Lyttle for delivery of promissory note dated January 1, 1998, having an outstanding balance of $100,000; (iii) 2,500,000 shares purchased by Thomas
W. Marmon Trust for delivery of promissory notes dated May 1, 1998, having a combined outstanding balance of $2,500,000; (iv) 50,000 shares purchased by Lee
A. Raver for delivery of promissory note dated December 16, 1997, having an outstanding balance of $50,000; and (v) 100,000 shares purchased by Navin D. Sheth for delivery of promissory note dated November 5, 1997, having an outstanding balance of $100,000. Each Purchaser delivered and surrendered his or its original promissory note and released the Company from any obligation, claim or liability referenced or evidenced by the promissory note and any security agreement, guarantee or lien executed by the Company or any affiliate in relation to the obligation, claim or liability evidenced by the promissory note.

     The Series A Convertible Preferred Stock will vote together with all other classes and series of stock of the Company, as a single class, on all actions to be taken by shareholders of the Company, including, but not limited to, actions amending the Articles of Incorporation to increase the number of authorized shares of common stock. Each share of Series A Convertible Preferred Stock entitles the holder to such number of votes per share equal to the number of shares of common stock into which each share of Series A Convertible Preferred Stock is then convertible. The Company may not, without the approval of the holders of at least two-thirds of the Series A Convertible Preferred Stock, increase the maximum number of directors constituting the Board of Directors to a number in excess of ten. The holders of the Series A Convertible Preferred Stock are entitled to elect, as directors to the Company, the holders of the two largest amounts of shares of Series A Convertible Preferred Stock outstanding at the time of the election, or their designated representative. A vacancy in any directorship elected by the holders of Series A Convertible Preferred Stock can be filled only by the holders of the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive, when and if declared by the Board of Directors, quarterly dividends at a rate per annum of $.04 per share, as adjusted for stock splits dividends and recapitalizations (the "Series A Accruing Dividends"). The Series A Accruing Dividends shall accrue from day to day, whether or not earned or declared, and shall be cumulative, and shall be payable (i) on the day, if, as and when determined by the Board of Directors or (ii) on the liquidation, distribution or winding up of the Company.

     Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of Series A Convertible Preferred Stock will be entitled, before any distribution or payment is made upon the common stock or any other stock ranking on liquidation junior to the Series A Convertible Preferred Stock, to be paid in an amount equal to the greater of (i) $1.00 per share, plus, in the case of each share, an amount equal to all Series A Accruing Dividends unpaid thereon and any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted to common stock immediately prior to such liquidation, dissolution or winding up. If upon such liquidation, dissolution or winding up of the Company, the assets to be distributed among the holders of Series A Convertible Preferred Stock are insufficient to permit payment to the holders of the Series A Convertible Preferred Stock of the amount distributable as described above, then the entire assets of the Company to be so distributed shall be distributed among the holders of the Series A Convertible Preferred Stock. Upon any such liquidation, dissolution or winding up of the Company, after the holders of the Series A Convertible Preferred Stock have been paid in full the amounts to which they are entitled, the remaining net assets of the Company may be distributed to the holders of common stock and other stock ranking on liquidation junior to the Series A Convertible Preferred Stock.

     At any time when shares of Series A Convertible Preferred Stock are outstanding, the Company cannot, without approval of the holders of at least two-thirds of the then outstanding shares of Series A Convertible Preferred Stock, (i) consent to any liquidation, dissolution or winding up of the Company or sell, lease, abandon, transfer or otherwise dispose of all or substantially all of its assets; (ii) consent to the consolidation or merger of the Company with any entity in which the Company is not the surviving entity; (iii) with certain exceptions, purchase or set aside any sums for the purchase of, or pay any dividend or make any distribution on, any shares of stock other than the Series A Convertible Preferred Stock; (iv) redeem or otherwise acquire any shares of Series A Convertible Preferred Stock, except as otherwise authorized or pursuant to a purchase offer made pro rata to all holders of shares of Series A Convertible Preferred Stock.

     The holder of any shares of Series A Convertible Preferred Stock has the right, at its option at any time, to convert any such shares of Series A Convertible Preferred Stock (except that upon liquidation of the Company the right of conversion shall terminate at the close of business on the business day fixed for the payment of the amount distributable on the Series A Convertible Preferred Stock) into such number of fully paid and nonassessable shares of common stock as is obtained by (i) multiplying the number of shares of Series A Convertible Preferred Stock to be converted by $1.00 and (ii) dividing the result by the conversion price of $1.00 per share or, in case an adjustment of the price has taken place, then by the conversion price as last adjusted and in effect at the date the shares are surrendered for conversion (the "Series A Conversion Price").

     If at any time the Company effects a firm commitment underwritten public offering of shares of common stock in which (i) the price paid by the public for such shares is at least two times the Series A Conversion Price per share and
(ii) the aggregate value of the shares of common stock issuable upon conversion of each share of Series A Convertible Preferred Stock is at least $5,000,000, then effective upon closing of the sale of such shares by the Company pursuant to the public offering, all outstanding shares of Series A Convertible Preferred Stock will automatically convert into shares of common stock.

     If on July 29, 2003, any shares of Series A Convertible Preferred Stock are outstanding, the Company has the right to redeem (unless other prevented by law) all, but not less than all, of such outstanding shares at a redemption price per share equal to the greater of (i) $1.00 per share plus, in the case of each share, an amount equal to all unpaid dividends (including Series A Accruing Dividends), or (ii) the fair market value of the Series A Convertible Preferred Stock as determined by a qualified organization selected by the holders of at least two-thirds of the outstanding Series A Convertible Preferred Stock and approved and retained by the Company. Any shares of Series A Convertible Preferred Stock redeemed pursuant to these provisions or otherwise acquired by the Company in any manner will be canceled and will not in any circumstances be reissued.

Item 6.     Exhibits and Reports on Form 8-K.

            (A)   Exhibits

                  10 Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998

                  27    Financial Data Schedule

            (B) Reports on Form 8-K

                  Report on Form 8-K dated April 6, 1998 reporting a change in the Company's fiscal year-end.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ETS INTERNATIONAL, INC.


DATE  August 14, 1998               BY:   s/James B. Quarles
                                          ---------------------------
                                          James B. Quarles
                                          Chairman and President



DATE  August 14, 1998               BY:   s/Warren E. Beam, Jr.
                                          ---------------------------
                                          Warren E. Beam, Jr.
                                          Secretary and Controller