Form 10-Q
period 1998-09-30
ETS INTERNATIONAL INC
filed 1998-11-13
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 1998          Commission File No. 00019678
--------------------------------------------------------------------------------

                                 INFRACORPS INC.
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


           7400 Beaufont Springs Drive, Suite 415, Richmond, VA 23225
--------------------------------------------------------------------------------
                             (Address)                        (Zip Code)


                                 (804) 272-6600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                             ETS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fill such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                     Yes     x          No
                                         ---------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of November 13, 1998.

             Class                        Number of Shares Outstanding
             -----                        ----------------------------
         Common Stock                               16,492,043


                                               PART I - FINANCIAL INFORMATION

                                                ITEM 1. FINANCIAL STATEMENTS

                                              INFRACORPS INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEET

                                                                                  September 30, 1998         March 31, 1998
                                                                                  ------------------         --------------
ASSETS                                                                                (unaudited)               (audited)
Current assets:
    Cash and cash equivalents                                                        $    100,023             $     206,750
    Accounts receivable:
       Trade (net of allowance of $50,000 in 1998 and 1997)                             3,687,891                 2,540,810
       Other                                                                              221,021                    78,936
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                           509,005                   563,924
    Notes receivable                                                                                                200,000
    Inventory                                                                             683,619                   931,590
    Prepaid expenses                                                                      120,879                   143,174
                                                                                      -----------               -----------
         Total current assets                                                           5,322,456                 4,665,184

Property, plant and equipment:
    Furniture and fixtures                                                                376,329                   345,857
    Machinery, tools and equipment                                                      4,123,898                 4,027,556
    Vehicles                                                                            1,331,372                 1,373,657
    Leasehold improvements                                                                303,795                   340,282
                                                                                      -----------               -----------
                                                                                        6,135,394                 6,087,352
    Less accumulated depreciation                                                       3,604,928                 3,475,318
                                                                                      -----------               -----------
         Total property, plant and equipment, net                                       2,530,466                 2,612,034

Other assets:
   Restricted cash                                                                        600,000                   600,000
   Franchise agreements                                                                    47,666                    50,916
    Notes receivable from officers                                                        151,040                   151,040
    Note receivable from ETS, Inc.                                                         99,693                   100,000
    Cash value of life insurance                                                            6,693                     6,693
    Other assets                                                                           15,146                    97,338
                                                                                      -----------               -----------
         Total other assets                                                               920,238                 1,005,987

   Assets of business transferred under
        contractual agreements                                                            221,532                   267,666
                                                                                      -----------               -----------

         Total assets                                                                 $ 8,994,692               $ 8,550,871
                                                                                      ===========               ===========



                                              INFRACORPS INC. AND SUBSIDIARIES
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  September 30, 1998         March 31, 1998
                                                                                  ------------------         --------------
                                                                                    (unaudited)                  (audited)

Current liabilities:

    Bank overdraft                                                                   $   772,061              $    173,493
    Notes payable to bank                                                                 89,062                    89,062
    Notes payable to stockholders                                                        850,000                 3,410,000
    Notes payable to affiliates                                                          374,573                   966,159
    Notes payable                                                                         24,375                         0
    Current portion of long-term debt                                                    487,477                   480,543
    Accounts payable                                                                   2,312,364                 1,846,539
    Accrued expenses and other current liabilities                                       283,498                   768,638
    Reserve for loss on closing subsidiary                                               500,000                         0
                                                                                     -----------               -----------

         Total current liabilities                                                     5,693,410                 7,734,434

Long-term liabilities:
    Long-term debt                                                                       641,198                   907,896
    Deferred gain on sale/leaseback                                                      329,667                   481,821
    Liabilities of business transferred under contractual
       arrangements                                                                      140,339                   140,339
                                                                                     -----------               -----------

         Total liabilities                                                             6,804,614                 9,264,490

Stockholders' equity:
    Preferred stock, no par value; authorized 5,000,000
       shares; issued and outstanding 3,250,000 and 0 shares at
       September 30, 1998 and March 31, 1998, respectively                             3,271,667                         0
    Common stock, no par value; authorized 30,000,000
       shares; issued and outstanding 16,492,043 shares                                6,126,338                 6,126,338
    Retained earnings (accumulated deficit)                                           (7,014,815)               (6,646,845)
    Less notes receivable from officers                                                 (193,112)                 (193,112)
                                                                                     -----------               -----------

         Total stockholders' equity                                                    2,190,078                 (713,619)
                                                                                     -----------               -----------

         Total liabilities and  stockholders' equity                                 $ 8,994,692               $ 8,550,871
                                                                                     ===========               ===========





                                              INFRACORPS INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME

                                                          Three months ended                        Six months ended
                                                   September 30        September 30         September 30          September 30
                                                       1998                 1997                 1998                  1997
                                                       ----                 ----                 ----                  ----
                                                   (unaudited)          (unaudited)          (unaudited)          (unaudited)

Contract Revenues - Commercial                     $ 5,811,587          $ 5,425,099         $ 10,102,509         $ 11,079,506
Cost of goods and services                           4,992,723            3,906,489            8,620,260            8,430,963
                                                   -----------          -----------         ------------         ------------
Gross Profits (losses)                                 818,864            1,518,610            1,482,249            2,648,543

Selling, general and administrative expenses           597,074              545,232            1,430,278            1,104,956
                                                   -----------          -----------         ------------         ------------
Net Operating Income                                   221,790              973,378               51,971            1,543,587
Interest income                                          9,324                8,316               20,366               13,104
Interest expense                                      (103,771)            (276,967)            (248,118)            (442,395)
Gain on sale of equipment                                    0                    0              329,478                    0
                                                   -----------          -----------         ------------         ------------
Income (Loss) from continuing operations            $  127,343          $   704,727         $    153,697         $  1,114,296

Loss from discontinued operations                            0             (492,559)                   0             (339,438)
Loss on disposal of discontinued operations           (500,000)                   0             (500,000)                   0
                                                   -----------          -----------         ------------         ------------
Net income (loss)                                   $ (372,657)         $   212,168         $   (346,303)        $    774,858
                                                    ==========          ===========         ============         ============


Earnings (Loss) from continuing operations
  per common share:
          Basic                                     $      .01          $       .05         $        .01         $        .08
          Diluted                                   $      .01          $       .05         $        .01         $        .08

Earnings (Loss) per common share:
          Basic                                     $     (.02)         $       .01        $        (.02)        $        .05
          Diluted                                   $     (.02)         $       .01        $        (.02)        $        .05

Average shares of common stock used for
  above computation:
          Basic                                     16,492,043           14,999,955           16,492,043           14,548,333
          Diluted                                   19,742,043           14,999,955           18,117,043           14,548,333





                                              INFRACORPS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             SIX MONTHS ENDED SEPTEMBER 30, 1998
                                                                                          Retained        Notes
                                                                                          Earnings      Receivable
                                    Common Stock                Preferred Stock         Accumulated       from
                                Shares       Amount           Shares       Amount         (Deficit)      Officer        Total
                                ------       ------           ------       ------         ---------      -------        -----
                             (unaudited)   (unaudited)    (unaudited)    (unaudited)     (unaudited)   (unaudited)    (unaudited)

Balances at March 31, 1998    16,492,043    $ 6,126,338              0   $         0    $ (6,646,845)   $ (193,112)  $  (713,619)

Net Income                                                                                    26,354                      26,354
                              ----------    -----------      ---------   -----------    ------------    ----------   -----------

Balances at June 30, 1998      16,492,043   $ 6,126,338              0   $         0    $ (6,516,349)   $ (193,112)  $  (687,267)

Conversion of debt to
       preferred shares                                      3,250,000   $ 3,250,000                                 $ 3,250,000

Accrued dividends
   preferred shares                                             21,667       (21,667)                                          0

Net Income                                                                                  (372,657)                   (372,657)
                              ----------    -----------      ---------   -----------    ------------    ----------   -----------
Balances at
   September 30, 1998          16,492,043     $6,126,338     3,250,000   $ 3,271,667     $(7,014,815)   $ (193,112)  $ 2,190,078



                                              INFRACORPS INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                    Six months ended
                                                                                       September 30, 1998        September 30, 1997
                                                                                       ------------------        ------------------
                                                                                           (unaudited)                (unaudited)

Cash flows from operating activities:
       Net income (loss)                                                                   $  (346,303)                $  774,856

Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
       Depreciation and amortization                                                           276,628                    612,921
       Amortization of convertible debentures discount                                               0                    252,289
       Professional services received in exchange for common stock                                   0                    133,444
       Amortization of deferred gain on sale/leaseback                                        (152,154)                  (152,154)
       Gain on disposal of equipment                                                          (329,478)                         0
       Reserve for closing subsidiary                                                         (500,000)                         0

Increase/decrease in operating assets and liabilities:
       Accounts receivable                                                                  (1,289,166)                  (878,938)
       Costs and estimated earnings in excess of billings on uncompleted contracts              54,919                   (440,743)
       Inventories                                                                             247,971                   (287,577)
       Prepaid expenses                                                                         22,277                    (70,342)
       Cash surrender value of life insurance, net                                                   0                    (17,611)
       Accounts payable                                                                         82,192                   (361,841)
       Accrued expenses and other liabilities                                                  465,825                   (651,046)
       Other Assets                                                                           (485,140)                   333,094
                                                                                           -----------                 ----------
Net cash used in operating activities                                                         (952,429)                  (753,655)

Cash flow from investing activities:
       Purchase of property, plant and equipment                                              (372,332)                  (804,966)
       Proceeds from sale of Service Division                                                  350,000                          0
       Notes Receivable decrease                                                               200,307                          0
       Decrease in assets of business transferred under contractual agreement                   46,134                          0
                                                                                           -----------                 ----------
Net cash used in investing activities                                                          224,109                   (804,966)

Cash flows from financing activities:
       Bank overdraft                                                                          598,568                    884,318
       Notes payable increase (decrease)                                                    (3,817,211)                         0
       Issuance of preferred stock                                                           3,250,000                          0
       Principal payments on long-term debt                                                   (259,764)                (1,160,236)
       Proceeds from exercise of stock options                                                       0                    492,188
       Proceeds from notes payable to stockholder                                              850,000                  1,696,972
                                                                                           -----------                 ----------
Net cash provided by financing activities                                                      621,593                  1,913,242
                                                                                           -----------                 ----------

Increase (decrease) in cash and cash equivalents                                              (106,727)                   354,621
Cash and cash equivalents at beginning of year                                                 206,750                    377,313
                                                                                           -----------                 ----------

Cash and cash equivalents at end of period                                                 $   100,023                 $  731,934
                                                                                           ===========                 ==========


Supplemental  disclosures of cash flow information and noncash investing activities:  Interest paid on notes payable and long-term debt was $248,118 and $442,395 for the six months ended  September  30, 1998 and September  30, 1997  respectively.  There were no capital lease obligations for the periods represented.


                        INFRACORPS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. On April 6,1998, the Company changed its year end from May 31 to March 31.

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $7,014,815 from operations and a stockholders' equity of $2,190,078.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and a $850,000 loan from a shareholder.

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

NOTE  B - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ETS International, Inc. and its wholly-owned subsidiaries, IC Subsidiary, Inc.(formerly ETS, Inc.) ("ETS"), ETS Analytical Services, Inc. and InfraCorps of Virginia, Inc. (formerly ETS Water and Waste Management, Inc.) ("ETSW") and its subsidiary InfraCorps of Florida, Inc. (formerly ETS Liner, Inc.). Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE  C - EARNINGS PER SHARE

Basic earnings per share have been computed on the basis of weighted-average number of shares outstanding. Diluted earnings per share did not include shares related to stock options and warrants for the quarter ended September 30, 1998 as their effect was antidilutive.

NOTE  D - RESTRICTED CASH

Restricted cash of $600,000 is included in other assets as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of limestone emission control ("LEC") technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.

NOTE  E  -  DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets of business transferred under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At March 31 and September 30, 1998, "assets of business transferred under contractual arrangements" was stated net of a valuation allowance of $858,000.

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

In connection with the Company's disposal of its environmental operations in October 1997 and March 1998, income from these discontinued operations has been reclassified in the consolidated statements of income for the six-month period ended September 30, 1997. Revenues of $1,865,431 for the three-months ended September 30, 1997 and $3,650,077 for the six-months ended September 30, 1997 related to the discontinued environmental operations.

NOTE  F-  SALE OF SERVICE DIVISION OF ETSW

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

NOTE  G - CONTINGENT LIABILITIES AND OTHER MATTERS

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

NOTE H - PREFERRED STOCK

On July 30, 1998, the Company issued 3,250,000 shares of Series A Convertible Preferred stock, no par value (the "Series A Convertible Preferred Stock"), to convert and retire an aggregate principal amount of $3,250,000 of Company debt evidenced by promissory notes of the Company held by certain shareholders. The Company sold shares of Series A Convertible Preferred Stock to each shareholder, at a price of $1.00 per share, which was paid by the shareholder's delivery and surrender to the Company of his promissory note and any security agreements, guarantees or liens executed by the Company or any of its affiliates in relation to the promissory note.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months and Six Months Ended September 30, 1998 Compared to Three Months And Six Months Ended September 30, 1997.

Substantially all of the assets and certain liabilities relating to the Company's environmental operations have been sold and revenues from environmental operations have been removed from continuing operations for the three-month and six-month period ended September 30, 1997. Revenues for the three-month period ended September 30, 1998 (the "second quarter of fiscal 1999") were $5,811,587 compared to $5,425,099 for the three-month period ended September 30, 1997, resulting in a 7% increase in revenues. This increase largely was the result of increase in new orders in previous quarters. Revenues for the six-month period ended (the "year to date of fiscal 1999") were $10,102,509 compared to $11,079,506 for the six-month period ended September 30, 1997, resulting in a 9% decrease. This decrease largely was the result of inclement weather, slowness in orders in the first quarter of the year and the sale of the Service Division of ETSW.

Cost of goods and services for the second quarter of fiscal 1999 was $4,992,723 or 86% of sales compared to $3,906,489 or 72% of sales for the three-month period ended September 30, 1997. Cost of goods and services for the year to date of fiscal 1999 was $8,620,260 or 85% of sales as compared to $8,430,963 or 76% for the six-month period ended September 30, 1997. Gross profits for the second quarter of fiscal 1999 were $818,864 or 14% of sales compared to $1,518,610 or 28% of sales for the three-month period ended September 30, 1997. Gross profits for the year to date of fiscal 1999 were $1,482,249 as compared to $2,648,543 for the six-month period ended September 30, 1997. These decreases in gross profits were due to the decreases in margins for the period. Selling, general and administrative expenses were $597,074 for the second quarter of fiscal 1999 or 10.3% of net sales compared to $545,232 or 10% of net sales for the three-month period ended September 30, 1997. Selling, general and administrative expenses were $1,430,278 for the year to date of fiscal 1999 or 14% of net sales compared to $1,104,956 or 10% of net sales for the six-month period ended September 30, 1997. The general and administrative expense increase was due to costs associated with the management reorganization, as well as the timing of professional services for year-end reporting.

Gain on sale of $329,478 for the year to date of fiscal 1999 reflected the sale of the Service Division of ETSW. Interest expense for the second quarter of fiscal 1999 was $103,771 compared to $276,967 for the three-month period ended September 30, 1997. Interest expense for the year to date of fiscal 1999 was $248,118 as compared to $442,395 for the six-month period ended September 30, 1997. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines, amortization of discount associated with the convertible debentures and capital leases.

 Income from continuing operations for the second quarter of fiscal 1999 was $153,697 compared to income of $1,543,587 for the three-month period ended September 30,1997. Income from continuing operations for the year to date of fiscal 1999 was $168,268 compared to income of $973,378 for the six-month period ended September 30,1997. Discontinued operations include environmental operations which were sold in October 1997 and March 1998. Loss from discontinued operations was $492,559 for the three-month period ended September 30, 1997 and loss from discontinued operations was $339,438 for the six-month period ended September 30, 1997. Revenues of $1,865,431 for the three-months ended September 30, 1997 and $3,650,077 for the six-months ended September 30, 1997 related to the discontinued environmental operations.

Effective November 30, 1998, the Company will close InfraCorps of Florida, Inc. ("Florida"). This is due to the losses that have been sustained by that operation in the past year. A reserve of $500,000 was expensed for the estimated costs of closing the Florida operations. The Company has attempted to find a buyer for Florida, but if no buyer the assets will be moved to Virginia and utilized in Virginia's operation or sold. All current contracts will be completed within the next six months.

Net loss for the second quarter of fiscal 1999 was $372,657 compared to net income of $212,168 for the three-month period ended September 30, 1997. Net loss for the year to date of fiscal 1999 was $346,303 compared to net income of $774,858 for the six-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1998

The Company continues to be cash deficient. For the six-month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $7,014,815 from operations and a stockholders' equity of $2,190,078. See discussion under "Going Concern" below.

During fiscal 1998, InfraCorps concluded that it was in the Company's best interest to de-emphasize its environmental products and services and to focus on its construction operations, particularly with respect to the installation and rehabilitation of subsurface pipelines for the transmission of water, waste and natural gas. Management currently is negotiating to obtain a line of credit.

Management's success in this regards will, to a large extent, depend upon whether InfraCorps is able to accomplish the assignment without recourse of the China Steel Contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful or that the Company will find sufficient sources of outside capital to support its future operations. See Note E of Notes to Consolidated Financial Statements.

Effective May 1, 1998, the Company  restructured its credit facility with Thomas
W. Marmon, a former director and a significant shareholder of the Company. The new note for the credit facility, which in part is a renewal of the previous note, permitted total aggregate borrowings by ETSI of up to $3.5 million. The new note provided for monthly interest payments at a rate of 10% until the credit facility's maturity at May 1, 1999 and 12% thereafter and was subject to call by the holder upon sixty days written notice. The new note was secured by the assets of the Company and its subsidiaries. On July 30, 1998, Mr. Marmon's debt was retired through the issuance of 2,500,000 shares of Series A Convertible Preferred Stock of the Company and a cash payment of $696,655. The Company financed the cash payment through an existing shareholder by delivery of a promissory note secured by the assets of the Company. The note, which pays interest monthly at 10%, matures on October 31, 1998.

On April 28, 1998, InfraCorps sold the Service Division of ETSW (e.g., septic system installation and repair, irrigation, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of the Company and President of InfraCorps of Virginia, Inc. ("Virginia"), for a total purchase price of $550,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of Virginia and notes payable to Virginia in the aggregate amount of $200,000. A gain of $329,478 was recognized on the sale.

Major components of cash flows used in operating activities include an increase in accounts payable of $465,825, an increase in inventories of $247,971, a decrease in accounts receivable of $1,289,166 and a decrease in accrued expenses and other current liabilities of $485,140. Adjustments to net cash flows are gain on the sale of the Service Division of $329,478, depreciation and amortization of $276,628 and amortization of deferred gain on sale/leaseback of $152,154.

Net cash provided by investing activities of $224,109 consisted mainly of purchase of property, plant and equipment in the amount of $372,332, proceeds from sale of Service Division of $350,000 and decrease in notes receivable of $200,000. The net cash used in financing activities of $651,593 includes in part proceeds from notes payable to stockholder of $850,000, payment of debt principal of $259,764, decrease in notes payable of $3,817,211, increase in preferred stock of $3,250,000 and an increase in bank overdraft of $598,568. The cash and cash equivalents at September 30, 1998 were $100,023. New orders received for the second quarter of fiscal 1999 were $6,020,032 compared to $4,075,032 for the three months ended September 30, 1997. New orders increased in the second quarter of fiscal 1999 as a result of strong construction activity during this period. Backlog at September 30, 1998 was $14,500,000 compared to $4,200,000 at September 30, 1997.

Year 2000

         Many currently installed computer systems and software products are programmed to assume that the century portion of a date was "19" to conserve the use of storage and memory. This assumption resulted in the use of two digits (rather than four) to define an applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities. The Company's ability to operate is, to a large extent, dependent upon the proper operation of its computer system and those of its customers. To the extent that Year 2000 issues result in the long-term inoperability of Company's computer system or those of its customers, the Company's results of operation and financial condition will be materially and adversely affected.



         The Company believes that it has fully assessed its Year 2000 readiness. This assessment included a review of the Company's internal information technology system and non-information technology systems. Upon review of this assessment, the Company believes that its technology systems are Year 2000 compliant.



         The Company is currently in the process of initiating formal communications with all of its customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company expects to complete this process by December 31, 1998. Although the cost of the Company's Year 2000 remediation program has not yet been finalized, the Company estimates that these costs will not exceed $30,000 and, in any event, believes that such costs will not have a material, adverse effect upon the Company's results of operation or financial condition.


Forward Looking Statements

         Management has included herein certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange  Act of 1934,  as  amended.  When used, statements which are not historical in nature, including the words "anticipated", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs;
(v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (viii) abrupt changes in market opportunities. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $7,014,815 from operations and a stockholders' equity of $2,190,078.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first quarter of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and a $850,000 loan from a shareholder.

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

On July 30, 1998, the Company issued 3,250,000 shares of Series A Convertible Preferred Stock to convert and retire an aggregate principal amount of $3,250,000 of Company debt evidenced by promissory notes of the Company held by certain shareholders. The Company sold shares of Series A Convertible Preferred Stock to each shareholder, at a price of $1.00 per share, which was paid by the shareholder's delivery and surrender to the Company of his promissory note and any security agreements, guarantees or liens executed by the Company or any of its affiliates in relation to the promissory note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not Applicable


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A lawsuit was served on ETS Analytical  Services,  Inc. ("ETSAS") on or about March 18, 1998 and filed in the Circuit Court for Chesterfield County under the caption, Steven R. Pond v. ETS Analytical Services, Inc., Case No. 041CL98000254-00 (Circuit Court for Chesterfield County). In this lawsuit, Steven R. Pond ("Pond"), a former employee of ETSAS and the owner of premises leased to ETSAS, asserted that ETSAS has breached its obligations under the lease by failing to make certain monthly payments, including late fees and interest, as well as by causing or permitting physical damages and waste upon the premises. Pond is seeking judgment against ETSAS in the sum of $129,189.85 for accelerated rent, together with accrued late fees in the amount of $4,579.79; compensatory damages in the amount of $1,000.00, plus the costs of remediation and all damages, costs, liability or expense arising from or related to environmental contamination or environmental degradation of the premises; prejudgment interest at the rate of 1.00%; together with the costs of this action and award of attorney's fees and costs. On April 8, 1996, ETSAS filed a Special Plea, Grounds of Defense, and Counterclaim, in which ETSAS asserted that it is entitled to a set-off of any monies allegedly due and owing under the lease by virtue of Pond's indebtedness to ETSAS, in the amount of approximately $60,000, under a promissory note. ETSAS intends to defend the lawsuit vigorously. It is not possible at this stage, however, to determine the likelihood of an unfavorable outcome in the case or an estimate of the range of potential loss.

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On August 17, 1998, the Company held its annual shareholders meeting. The following items were put forth to the security holders for a vote.

1.) Five individuals were nominated by management and elected by the shareholders by the following votes:

                                              For              Withheld
                                              ---              --------
         Terence Dellecker                  12,208,353          66,375
         Coleman S. Lyttle                  12,139,853         134,875
         John R. Potter                     12,209,353          65,375
         James B. Quarles                   12,219,203          55,525
         Navin D. Sheth                     12,226,253          48,475

2.) Approval of the Amendment and Restatement of the Company's Articles of Incorporation to change the name of the Company from ETS International, Inc. to InfraCorps Inc.:

                   For                   Withheld                 Abstain
                   ---                   --------                 -------
                 12,168,686               85,345                   20,700

3.) Approval of the Board's appointment of KPMG Peat Marwick as auditors for fiscal 1999:

                   For                   Withheld                 Abstain
                   ---                   --------                 -------
                12,244,928                15,400                   14,400

4.)           Approval  of  the  proposed  amendments  of  Sections  2 and 10 of
              Article III of the Company's Bylaws to increase the number of directors from 5 to 10 and set the number of directors to 7:

                   For                   Withheld                 Abstain
                   ---                   --------                 -------
                12,274,728                  0                         0


ITEM 5.   OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits

                           Exhibits to this Form 10-Q are as follows:

               Exhibit No.    Description
               -----------    -----------

               3.1 Articles of Incorporation, as amended, of the Registrant*

               3.1            Bylaws, as amended, of the Registrant*

               4.1 Specimen copy of certificate for the Registrant's common stock, no par value*

               4.2            Article II of the Registrant's Bylaws (included in
                              Exhibit 3.2)*

               10.1           Employment   Agreement  dated  January  20,  1998,
                              between James B. Quarles and the Registrant*

               10.2 Stock Option Agreements between the Registrant and James B. Quarles*

               10.3 Management Agreement dated March 12, 1998, between Air Technologies, Inc. and the Registrant*

               10.4 Contract dated September 12, 1997, between China Steel Corporation and the Registrant**

               10.5           Lease dated June 1, 1996, between Estate of Stamie
                              E. Lyttle and ETS Water and Waste Management, Inc.***

               10.6 Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998.****

               10.7 Contract License Agreement dated September 14, 1995, between Ultraliner, Inc. and ETS Water and Waste Management, Inc.*

               27.1           Financial Data Schedule*****




* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the transition period from June 1, 1997 to March 31, 1998.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

*** Incorporated by reference to the Registrants Annual Report of Form 10-K for the fiscal year ended May 31, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

*****     Filed herewith.



                  (B)      Reports on Form 8-K

                           The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INFRACORPS INC.


DATE     November 13, 1998            BY: s/  James B. Quarles
         -----------------                --------------------------------
                                                   James B. Quarles
                                                   Chairman and President



DATE     November 13, 1998            BY: s/Warren E. Beam, Jr.
         -----------------                ------------------------------
                                                   Warren E. Beam, Jr.
                                                   Secretary and Controller

                                  EXHIBIT INDEX

               Exhibit No.    Description
               -----------    -----------

               3.1 Articles of Incorporation, as amended, of the Registrant*

               3.2            Bylaws, as amended, of the Registrant*

               4.1 Specimen copy of certificate for the Registrant's common stock, no par value*

               4.2            Article II of the Registrant's Bylaws (included in
                              Exhibit 3.2)*

               10.1           Employment   Agreement  dated  January  20,  1998,
                              between James B. Quarles and the Registrant*

               10.2 Stock Option Agreements between the Registrant and James B. Quarles*

               10.3 Management Agreement dated March 12, 1998, between Air Technologies, Inc. and the Registrant*

               10.4 Contract dated September 12, 1997, between China Steel Corporation and the Registrant**

               10.5           Lease dated June 1, 1996, between Estate of Stamie
                              E. Lyttle and ETS Water and Waste Management, Inc.***

               10.6 Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998.****

               10.7 Contract License Agreement dated September 14, 1995, between Ultraliner, Inc. and ETS Water and Waste Management, Inc.*

               27.1           Financial Data Schedule*****




* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the transition period from June 1, 1997 to March 31, 1998.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

*** Incorporated by reference to the Registrants Annual Report of Form 10-K for the fiscal year ended May 31, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

*****   Filed herewith.