Form 10-Q/A
period 1998-09-30
INFRACORPS INC
filed 1999-02-09
CIK 822367

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


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                               September 30, 1998             March 31, 1998
                                                                               ------------------             --------------
ASSETS       (unaudited)                                                           (audited)
Current assets:
    Cash and cash equivalents                                                        $    100,023             $     206,750
    Accounts receivable:
       Trade (net of allowance of $50,000 in 1998 and 1997)                             3,687,891                 2,540,810
       Other 221,021                                                                       78,936
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                           509,005                   563,924
    Notes receivable                                                                                                200,000
    Inventory683,619                                                                      931,590
    Prepaid expenses                                                                      120,879                   143,174
                                                                                     ------------             -------------
         Total current assets                                                           5,322,456                 4,665,184

Property, plant and equipment:
    Furniture and fixtures                                                                376,329                   345,857
    Machinery, tools and equipment                                                      4,123,898                 4,027,556
    Vehicles 1,331,372                                                                  1,373,657
    Leasehold improvements                                                                303,795                   340,282
                                                                                     ------------             -------------
                                                                                        6,135,394                 6,087,352
    Less accumulated depreciation                                                       3,604,928                 3,475,318
                                                                                     ------------             -------------
         Total property, plant and equipment, net                                       2,530,466                 2,612,034

Other assets:
   Restricted cash                                                                        600,000                   600,000
   Franchise agreements                                                                    47,666                    50,916
    Notes receivable from officers                                                        151,040                   151,040
    Note receivable from ETS, Inc.                                                         99,693                   100,000
    Cash value of life insurance                                                            6,693                     6,693
    Other assets                                                                           15,146                    97,338
                                                                                     ------------             -------------
         Total other assets                                                               920,238                 1,005,987

   Assets of business transferred under
        contractual agreements                                                            221,532                   267,666
                                                                                     ------------             -------------

         Total assets                                                                 $ 8,994,692               $ 8,550,871
                                                                                     ============             =============





LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              September 30, 1998              March 31, 1998
                                                                              ------------------              --------------
                                                                                  (unaudited)                   (audited)

Current liabilities:

    Bank overdraft                                                               $       772,061           $       173,493
    Notes payable to bank                                                                 89,062                    89,062
    Notes payable to stockholders                                                        850,000                 3,410,000
    Notes payable to affiliates                                                          374,573                   966,159
    Notes payable                                                                         24,375                         0
    Current portion of long-term debt                                                    487,477                   480,543
    Accounts payable                                                                   2,312,364                 1,846,539
    Accrued expenses and other current liabilities                                       283,498                   768,638
    Reserve for loss on closing subsidiary                                               500,000                         0
                                                                                 ---------------           ---------------

         Total current liabilities                                                     5,693,410                 7,734,434

Long-term liabilities:
    Long-term debt                                                                       641,198                   907,896
    Deferred gain on sale/leaseback                                                      329,667                   481,821
    Liabilities of business transferred under contractual
       arrangements                                                                      140,339                   140,339
                                                                                 ---------------           ---------------

         Total liabilities                                                             6,804,614                 9,264,490

Stockholders' equity:
    Preferred  stock,  no par value,  authorized  5,000,000
    shares;  issued and outstanding  3,250,000  and 0 shares
    at September  30, 1998 and March 31, 1998, respectively
       net of valuation allowance of $1,950,000                                        1,321,667                         0
    Common stock, no par value; authorized 30,000,000
       shares; issued and outstanding 16,492,043 shares                                6,126,338                 6,126,338
    Retained earnings (accumulated deficit)                                           (5,064,815)               (6,646,845)
    Less notes receivable from officers                                                 (193,112)                 (193,112)
                                                                                 ---------------           ---------------

         Total stockholders' equity                                                    2,190,078                 (713,619)
                                                                                 ---------------           ---------------

         Total liabilities and  stockholders' equity                                 $ 8,994,692               $ 8,550,871
                                                                                 ===============           ===============





INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                        Three months ended                            Six months ended
                                                September 30              September 30        September 30          September 30
                                                    1998                     1997                 1998                  1997
                                                    ----                     ----                 ----                  ----
                                                 (unaudited)              (unaudited)          (unaudited)           (unaudited)

Contract Revenues - Commercial                  $  5,811,587              $  5,425,099        $ 10,102,509          $ 11,079,506
Cost of goods and services                         5,364,760                 3,906,489           8,992,297             8,430,963
                                                ------------              ------------        ------------          ------------
Gross Profits (losses)                               818,864                 1,518,610           1,110,212             2,648,543

Selling, general and administrative expenses         725,037                   545,232           1,558,241             1,104,956
                                                ------------              ------------        ------------          ------------
Net Operating Income                                (278,210)                  973,378            (448,029)            1,543,587
Interest income                                        9,324                     8,316              20,366                13,104
Interest expense                                    (103,771)                 (276,967)           (248,118)             (442,395)
Gain on sale of equipment                                  0                         0             329,478                     0
                                                ------------              ------------        ------------          ------------
Income (Loss) from continuing operations        $   (372,657)             $    704,727        $   (346,303)         $  1,114,296

Loss from discontinued operations                          0                  (492,559)                  0              (339,438)
Valuation allowance on preferred shares            1,950,000                         0           1,950,000                     0
                                                ------------              ------------        ------------          ------------
Net income (loss)                               $  1,577,343              $    212,168        $  1,603,697          $    774,858
                                                ============              ============        ============          ============

Earnings (Loss) from continuing operations
  per common share:
          Basic                                 $       (.02)             $        .05        $       (.02)         $        .08
          Diluted                               $       (.02)             $        .05        $       (.02)         $        .08

Earnings (Loss) per common share:
          Basic                                 $       0.10              $        .01        $       0.10          $        .05
          Diluted                               $       0.08              $        .01        $       0.09          $        .05

Average shares of common stock used for above
  computation:
          Basic                                   16,492,043                14,999,955          16,492,043            14,548,333
          Diluted                                 19,742,043                14,999,955          18,117,043            14,548,333






                                              INFRACORPS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             SIX MONTHS ENDED SEPTEMBER 30, 1998
                                                                                          Retained        Notes
                                                                                          Earnings      Receivable
                                    Common Stock                Preferred Stock         Accumulated       from
                                Shares       Amount           Shares       Amount         (Deficit)      Officer        Total
                                ------       ------           ------       ------         ---------      -------        -----
                             (unaudited)   (unaudited)    (unaudited)    (unaudited)     (unaudited)   (unaudited)    (unaudited)

Balances at March 31, 1998    16,492,043    $ 6,126,338              0   $         0    $ (6,646,845)   $ (193,112)  $  (713,619)

Net Income                                                                                    26,354                      26,354
                              ----------    -----------      ---------   -----------    ------------    ----------   -----------

Balances at June 30, 1998      16,492,043   $ 6,126,338              0   $         0    $ (6,620,491)   $ (193,112)  $  (687,265)

Conversion of debt to
       preferred shares                                      3,250,000   $ 3,250,000                                 $ 3,250,000

Valuation Allowance                                                       (1,950,000)                                 (1,950,000)

Accrued dividends
   preferred shares                                                           21,667         (21,667)                          0

Net Income                                                                                 1,577,343                   1,577,343
                              ----------    -----------      ---------   -----------    ------------    ----------   -----------
Balances at
   September 30, 1998          16,492,043     $6,126,338     3,250,000   $ 1,321,667     $(5,064,815)   $ (193,112)  $ 2,190,078







INFRACORPS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                 Six months ended
                                                                                  September 30, 1998        September 30, 1997
                                                                                  ------------------        ------------------
                                                                                     (unaudited)               (unaudited)

Cash flows from operating activities:
       Net income (loss)                                                             $ 1,603,697               $   774,856

Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
       Depreciation and amortization                                                     276,628                   612,921
       Amortization of convertible debentures discount                                         0                   252,289
       Professional services received in exchange for common stock                             0                   133,444
       Amortization of deferred gain on sale/leaseback                                  (152,154)                 (152,154)
       Gain on disposal of equipment                                                    (329,478)                        0
       Reserve for closing subsidiary                                                   (500,000)                        0
       Valuation allowance on preferred shares                                        (1,950,000)                        0

Increase/decrease in operating assets and liabilities:
       Accounts receivable                                                            (1,289,166)                 (878,938)
       Costs and estimated earnings in excess of billings on uncompleted contracts        54,919                  (440,743)
       Inventories247,971                                                               (287,577)
       Prepaid expenses                                                                   22,277                   (70,342)
       Cash surrender value of life insurance, net                                             0                   (17,611)
       Accounts payable                                                                   82,192                  (361,841)
       Accrued expenses and other liabilities                                            465,825                  (651,046)
       Other Assets                                                                     (485,140)                  333,094
                                                                                     -----------               -----------
Net cash used in operating activities                                                   (952,429)                 (753,655)

Cash flow from investing activities:
       Purchase of property, plant and equipment                                        (372,332)                 (804,966)
       Proceeds from sale of Service Division                                            350,000                         0
       Notes Receivable decrease                                                         200,307                         0
       Decrease in assets of business transferred under contractual agreement             46,134                         0
                                                                                     -----------               -----------
Net cash used in investing activities                                                    224,109                  (804,966)

Cash flows from financing activities:
       Bank overdraft                                                                    598,568                   884,318
       Notes payable increase (decrease)                                              (3,817,211)                        0
       Issuance of preferred stock                                                     3,250,000                         0
       Principal payments on long-term debt                                             (259,764)               (1,160,236
       Proceeds from exercise of stock options                                                 0                   492,188
       Proceeds from notes payable to stockholder                                        850,000                 1,696,972
                                                                                     -----------               -----------
Net cash provided by financing activities                                                621,593                 1,913,242
                                                                                     -----------               -----------

Increase (decrease) in cash and cash equivalents                                        (106,727)                  354,621
Cash and cash equivalents at beginning of year                                           206,750                   377,313
                                                                                     -----------               -----------

Cash and cash equivalents at end of period                                           $   100,023               $   731,934
                                                                                     ===========               ===========


Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $248,118 and $442,395 for the six months ended September 30, 1998 and September 30, 1997 respectively. There were no capital lease obligations for the periods represented. Dividends on preferred shares of $21,667 and $0 were accrued for the six months ended September 30, 1998 and September 30, 1997 respectively.

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

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $5,064,815 from operations and a stockholders' equity of $2,190,078.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and $850,000 loan from a shareholder.

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

On March 12, 1998, substantially all of the assets and certain liabilities of ETS, a wholly owned subsidiary of the Company, were sold to ETS Acquisition,Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"), a newly formed firm based in Roanoke, Virginia. The total purchase price was $1,896,124 for all of the aforementioned. The purchase price was paid in cash, stock of the Company, assumption of certain liabilities of ETS, delivery of a $200,000 thirty-day note bearing 8 1/2% interest and delivery of a ten-year $100,000 note bearing 8 1/2% interest. Also, the Company will receive 50% of all royalties received by CCTI in connection with the license of the LEC technology. While there is no indication that the LEC will be resold by CCTI, the agreement further provides that the Company will receive 50% of the net sales price from a resale of the LEC technology on or before March 12, 1999, and 25% of the net sales price from a resale after March 12, 1999 but on or before March 12, 2000.

In connection with the foregoing transaction, the Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's China Steel Contract. ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by six former executive officers of the Company and former members of the Company's Board of Directors.

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

In relation to the issuance of the preferred shares a valuation allowance was recorded of $1,950,000. This valuation was determined by reference to the common stock price and the effective interest rate a third party would expect to receive in a similar transaction. As a result, a valuation allowance arose due to the effective value of the shares was less than the amount being converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred stock on a converted to common basis.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months and six months ended September 30, 1998 compared to three months and six months ended September 30, 1997.

Substantially all of the assets and certain liabilities relating to the Company's environmental operations have been sold and revenues from environmental operations have been removed from continuing operations for the three-month and six-month period ended September 30, 1997. Revenues for the three-month period ended September 30, 1998 (the "second quarter of fiscal 1999") were $5,811,587 compared to $5,425,099 for the three-month period ended September 30, 1997, resulting in a 7% increase in revenues. This increase largely was the result of increase in new orders in previous quarters. Revenues for the six-month period ended (the "year to date of fiscal 1999") were $10,102,509 compared to $11,079,506 for the six-month period ended September 30,1997 resulting in a 9% decrease. This decrease largely was the result of inclement weather, slowness in orders in the first quarter of the year and the sale of the Service Division of ETSW.

Cost of goods and services for the second quarter of fiscal 1999 was $5,364,760 or 92% of sales compared to $3,906,489 or 72% of sales for the three-month period ended September 30, 1997. Cost of goods and services for the year to date of fiscal 1999 was $8,992,297 or 89% of sales as compared to $8,430,963 or 76% for the six-month period ended September 30, 1997. Gross profits for the second quarter of fiscal 1999 were $446,827 or 8% of sales compared to $1,518,610 or 28% of sales for the three-month period ended September 30, 1997. Gross profits for the year to date of fiscal 1999 was $1,110,212 as compared to $2,648,543 for the six-month period ended September 30, 1997. These decreases in gross profits were due to the decreases in margins for the period. The cost of goods and services included a charge of $372,000 for closing the Florida operations. Selling, general and administrative expenses were $725,037 for the second quarter of fiscal 1999 or 12.5% of net sales compared to $545,232 or 10% of net sales for the three-month period ended September 30, 1997. Selling, general and administrative expenses were $1,558,241 for the year to date of fiscal 1999 or 15% of net sales compared to $1,104,956 or 10% of net sales for the six-month period ended September 30, 1997. The general and administrative expense increase was due to costs associated with the management reorganization, as well as the timing of professional services for year-end reporting. There was a one time charge of $128,000 for closing the Florida operations.

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

Loss from continuing operations for the second quarter of fiscal 1999 was $372,657 compared to income of $704,727 for the three-month period ended September 30,1997. Loss from continuing operations for the year to date of fiscal 1999 was $346,303 compared to income of $1,114,296 for the six-month period ended September 30,1997. Discontinued operations include environmental operations which were sold in October 1997 and March 1998. Loss from discontinued operations was $492,559 for the three-month period ended September 30, 1997 and loss from discontinued operations was $339,438 for the six-month period ended September 30, 1997. Revenues of $1,865,431 for the three-months ended September 30, 1997 and $3,650,077 for the six-months ended September 30, 1997 related to the discontinued environmental operations.

On July 30, 1998, certain shareholders converted debt to preferred shares. As a result, a valuation allowance arose due to the effective value of the shares was less than the amount being converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred stock on a converted to common basis. Therefore, a valuation allowance in the amount of $1,950,000 was recognized.

Effective November 30, 1998, the Company will close InfraCorps of Florida, Inc. ("Florida"). This is due to the losses that have been sustained by that operation in the past year. A reserve of $500,000 was expensed for the estimated costs of closing the Florida operations. $372,000 was expensed to cost of goods and services while the remaining $128,000 was expensed to selling, general and administrative. The Company has attempted to find a buyer for Florida but if no buyer steps forward the assets will be moved to Virginia and utilized in Virginia's operation or sold. All current contracts will be completed within the next six months.

Net income for the second quarter of fiscal 1999 was $1,577,343 compared to net income of $212,168 for the three-month period ended September 30, 1997. Net income for the year to date of fiscal 1999 was $1,603,697 compared to net income of $774,858 for the six-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1998

The Company continues to be cash deficient. For the six-month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $5,064,815 from operations and a stockholders' equity of $2,190,078. See discussion under "Going Concern" above.

During fiscal 1998, InfraCorps concluded that it was in the Company's best interest to de-emphasize its environmental products and services and to focus on its construction operations, particularly with respect to the installation and rehabilitation of subsurface pipelines for the transmission of water, waste and natural gas.

Management currently is negotiating to obtain a line of credit.

Management's success in this regards will, to a large extent, depend upon whether InfraCorps is able to accomplish the assignment without recourse of the China Steel Contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful or that the Company will find sufficient sources of outside capital to support its future operations. See Note E of Notes to Consolidated Financial Statements. Effective May 1, 1998, the Company restructured its credit facility with Thomas
W. Marmon, a former director and a large shareholder of the Company. The new note for the credit facility, which in part is a renewal of the previous note, permitted total aggregate borrowings by ETSI of up to $3.5 million. The new note provided for monthly interest payments at a rate of 10% until the credit facility's maturity at May 1, 1999 and 12% thereafter and was subject to call by the holder upon sixty days written notice. The new note was secured by the assets of InfraCorps and its subsidiaries. On July 30, 1998, Mr. Marmon's debt was retired through the issuance of 2,500,000 shares of Series A Convertible Preferred Stock of the Company and a cash payment of $696,655. The Company financed the cash payment through an existing shareholder by delivery of a promissory note secured by the assets of the Company. The note, which pays interest monthly at 10%, matures on October 31, 1998.

On July 30, 1998, certain shareholders converted debt to preferred shares. As a result, a valuation allowance arose due to the effective value of the shares being less than the amount converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred shares on an as-if converted to common stock basis. Therefore, a valuation allowance in the amount of $1,950,000 was recognized.

On April 28, 1998, InfraCorps sold the Service Division of ETSW (e.g., septic system installation and repair, irrigation, plumbing, jacuzzi service contracts and incidental concrete manufacturing/concrete products) to a new corporation formed by Coleman S. Lyttle, a director of InfraCorps and President of InfraCorps of Virginia, Inc. ("Virginia"), for a total purchase price of $550,000, payable as follows: $350,000 cash at closing, assumption of certain indebtedness of Virginia and notes payable to Virginia in the aggregate amount of $200,000. A gain of $329,478 was recognized on the sale.

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

Net cash provided by investing activities of $224,109 consisted mainly of purchase of property, plant and equipment in the amount of $372,332, proceeds from sale of Service Division of $350,000 and decrease in notes receivable of $200,000. The net cash used in financing activities of $651,593 includes in part proceeds from notes payable to stockholder of $850,000, payment of debt principal of $259,764, decrease in notes payable of $3,817,211, increase in preferred stock of $3,250,000 and an increase in bank overdraft of $598,568. The cash and cash equivalents at September 30, 1998 were $100,023. New orders received for the second quarter of fiscal 1999 were $6,020,032 compared to $4,075,032 for the three months ended September 30, 1997. New orders were up in the second quarter as a result of strong construction activity during this period. Backlog at September 30, 1998 was $14,500,000 compared to $4,200,000 at September 30, 1997.

YEAR 2000

Many currently installed computer systems and software products are programmed to assume that the century portion of a date as "19" to conserve the use of storage and memory. This assumption resulted in the use of two digits (rather than four) to define an applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities. The Company's ability to operate is, to a large extent, dependent upon the proper operation of its computer system and those of its customers. To the extent that Year 2000 issues result in the long-term inoperability of Company's computer system or those of its customers, the Company's results of operation and financial condition will be materially and adversely affected.

The Company believes that it has fully assessed it Year 2000 readiness. This assessment included a review of the Company's internal information technology systems and non-information technology systems. Upon review of this assessment, The Company believes that its technology systems are fully Year 2000 compliant.

The Company is currently in the process of initiating formal communications with all of its customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company expects to complete this process by December 31, 1998. Although the cost of the Company's Year 2000 remediation program has not yet been finalized, the Company estimates that these cost will not exceed $30,000 and, in any event, believes that such costs will not have a material, adverse effect upon the company's result of operation or financial condition.

FORWARD LOOKING STATEMENTS

Management has included herein certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipated", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs, (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (viii) abrupt changes in market opportunities,. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K.

GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended September 30, 1998, the Company had cash used in operating activities of $952,429, and at September 30, 1998, the Company had an accumulated deficit of $5,064,815 from operations and a stockholders' equity of $2,190,078.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first quarter of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and $850,000 loan from a shareholder.

Management's plans to continue as a going concern include the following efforts to generate necessary cash flow to meet the Company's working capital needs: (i) raising additional capital, (ii) obtaining a line of credit, (iii) increasing sales of its infrastructure products, systems and services and (iv)continuing to evaluate and manage costs and expenses and utilizing resources effectively to increase gross profit and reduce selling and general administrative expenses.

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

RECENT EVENTS

On March 12, 1998, substantially all of the assets of ETS, a wholly owned subsidiary of the Company, were sold to ETS Acquisition, Inc., a newly formed firm based in Roanoke, Virginia. In connection with this sale, the Company sold a portion of its assets and business relating to the LEC technology, including patents and licenses, to CCTI, a newly formed firm based in Roanoke, Virginia. In connection with the foregoing transaction, the Company entered into a Management Agreement with ATI, a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's contract with China Steel Corporation. ATI and CCTI agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by six former executive officers of the Company or ETS and former members of the Company's Board of Directors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                        RISK.

                  Not Applicable.

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

Item 2.           CHANGED IN SECURITIES.
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES.
                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On August 17, 1998, the annual shareholders meeting was held. The following items were put forth to the security holders for a vote.

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

                              3.1 Articles of Incorporation, as amended, of the Registrant*

                              3.1       Bylaws, as amended, of the Registrant*

                              4.1 Specimen copy of certificate for the Registrant's common stock, no par value*

                              4.2 Article II of the Registrant's Bylaws (included in Exhibit 3.2)*

                              10.1 Employment Agreement dated January 20, 1998, between J. B. Quarles and the Registrant*

                              10.2      Stock  Option  Agreements   between  the
                                        Registrant and James B. Quarles*

                              10.3 Management Agreement dated march 12, 1998, between Air Technologies, Inc. and the Registrant*

                              10.4      Contract   dated   September  12,  1997,
                                        between China Steel Corporation and the Registrant**

                              10.5 Lease dated June 1, 1996, between Estate of Stamie E. Lyttle and ETS Water and Waste Management, Inc.***

                              10.6 Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998****

                              10.7 Contract License Agreement dated September 14, 1995, between Ultraliner, Inc. and ETS Water and Waste Management, Inc.*

                              27        Financial Data Schedule*****

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

                                          INFRACORPS INC.


DATE     February 8, 1999             BY: s/  James B. Quarles
         ----------------                 --------------------------------
                                                   James B. Quarles
                                                   Chairman and President



DATE     February 8, 1999             BY: s/Warren E. Beam, Jr.
         ----------------                 ------------------------------
                                                   Warren E. Beam, Jr.
                                                   Secretary and Controller

                                  EXHIBIT INDEX

       Exhibit No.      Description
       -----------      -----------

          3.1       Articles of Incorporation, as amended, of the Registrant*

          3.1       Bylaws, as amended, of the Registrant*

          4.1 Specimen copy of certificate for the Registrant's common stock, no par value*

          4.2       Article II of the  Registrant's  Bylaws (included in Exhibit
                    3.2)*

          10.1 Employment Agreement dated January 20, 1998, between J. B. Quarles and the Registrant*

          10.2 Stock Option Agreements between the Registrant and James B. Quarles*

          10.3 Management Agreement dated march 12, 1998, between Air Technologies, Inc. and the Registrant*

          10.4 Contract dated September 12, 1997, between China Steel Corporation and the Registrant**

          10.5 Lease dated June 1, 1996, between Estate of Stamie E. Lyttle and ETS Water and Waste Management, Inc.***

          10.6 Agreement for the Purchase of Series A Convertible Preferred Stock and for the Conversion of Certain Promissory Notes dated July 30, 1998****

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