Form 10-Q
period 1998-12-31
INFRACORPS INC
filed 1999-02-16
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 193


For the Quarter Ended  December 31, 1998           Commission File No. 00019678
--------------------------------------------------------------------------------

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


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                                                  December 31, 1998           March 31, 1998
ASSETS       (unaudited)                                                              (audited)
Current assets:
    Cash and cash equivalents                                                        $    553,331             $     206,750
    Accounts receivable:
       Trade (net of allowance of $50,000 in 1998 and 1997)                             3,375,580                 2,540,810
       Other                                                                              211,264                    78,936
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                           535,550                   563,924
    Notes receivable                                                                            0                   200,000
    Inventory                                                                             593,485                   931,590
    Prepaid expenses                                                                       46,667                   143,174
         Total current assets                                                           5,315,877                 4,665,184

Property, plant and equipment:
    Furniture and fixtures                                                                362,554                   345,857
    Machinery, tools and equipment                                                      4,117,668                 4,027,556
    Vehicles                                                                            1,328,466                 1,373,657
    Leasehold improvements                                                                301,370                   340,282
                                                                                        6,110,058                 6,087,352
    Less accumulated depreciation                                                       3,720,114                 3,475,318
         Total property, plant and equipment, net                                       2,389,944                 2,612,034

Other assets:
   Restricted cash                                                                        600,000                   600,000
   Franchise agreements                                                                    46,041                    50,916
    Notes receivable from officers                                                        151,040                   151,040
    Note receivable from ETS, Inc.                                                         99,503                   100,000
    Note receivable                                                                        40,000                         0
    Cash value of life insurance                                                            6,693                     6,693
    Other assets                                                                            8,220                    97,338
         Total other assets                                                               951,497                 1,005,987

   Assets of business transferred under
        contractual agreements                                                            198,438                   267,666

         Total assets                                                                 $ 8,855,756               $ 8,550,871



                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               December 31, 1998           March 31, 1998
                                                                                  (unaudited)                (audited)

Current liabilities:

    Bank overdraft                                                              $      1,533,862           $       173,493
    Notes payable to bank                                                                 89,061                    89,062
    Notes payable to stockholders                                                      1,291,700                 3,410,000
    Notes payable to affiliates                                                          414,573                   966,159
    Notes payable                                                                         92,000                         0
    Current portion of long-term debt                                                    487,477                   480,543
    Accounts payable                                                                   1,802,791                 1,846,539
    Accrued expenses and other current liabilities                                       154,914                   768,638
    Reserve for loss on closing subsidiary                                                 9,608                         0

         Total current liabilities                                                     5,875,986                 7,734,434

Long-term liabilities:
    Long-term debt                                                                       552,019                   907,896
    Deferred gain on sale/leaseback                                                      253,590                   481,821
    Liabilities of business transferred under contractual
       arrangements                                                                      140,339                   140,339

         Total liabilities                                                             6,821,934                 9,264,490

Stockholders' equity:
    Preferred stock, no par value, authorized 5,000,000
       shares; issued and outstanding 1,750,000 and 0 shares at
       December 31, 1998 and March 31, 1998, respectively
       net of valuation allowance of $2,550,000                                          712,684                         0
    Common stock, no par value; authorized 30,000,000
       shares; issued and outstanding 16,492,043 shares                                6,126,338                 6,126,338
    Retained earnings (accumulated deficit)                                           (4,612,088)               (6,646,845)
    Less notes receivable from officers                                                 (193,112)                 (193,112)

         Total stockholders' equity                                                    2,033,822                  (713,619)

         Total liabilities and  stockholders' equity                                 $ 8,855,756                $ 8,550,871






                                                 INFRACORPS INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended Nine months ended
                                                     December 31         December 31           December 31           December 31
                                                         1998                1997                  1998                  1997
                                                     (unaudited)          (unaudited)          (unaudited)           (unaudited)

Contract revenues - commercial                       $ 4,712,275          $ 3,317,398         $ 14,814,784          $ 14,396,905
Cost of goods and services                             4,050,917            2,952,443           13,043,214            11,383,406
Gross profits (losses)                                   661,358              364,955            1,771,570             3,013,499

Selling, general and administrative expenses             474,552            1,054,698            2,032,793             2,159,654
Net operating income                                     186,806             (689,743)            (261,223)              853,845
Interest income                                           11,914                8,948               32,280                22,052
Interest expense                                         (51,162)            (156,867)            (299,280)             (466,665)
Gain/(loss) on sale of equipment                         (12,114)                   0              317,364                     0
Income (loss) from continuing operations             $   135,444          $  (837,662)        $   (210,859)         $    276,632

Loss from discontinued operations                              0             (566,092)                   0              (550,351)
Extraordinary gain on extinguishment of debt             600,000                    0            2,550,000                     0
Net income (loss)                                    $   735,444          $(1,403,754)        $  2,339,141          $   (141,119)

Earnings (loss) from continuing operations per
     common share:
          Basic                                       $      .01           $     (.05)         $      (.01)          $        .03
          Diluted                                     $      .01           $     (.05)         $      (.01)          $        .03

Earnings (Loss) per common share:
          Basic                                       $     0.04           $     (.09)         $       0.14          $       (.01)
          Diluted                                     $     0.04           $     (.09)         $       0.13          $       (.01)

Average shares of common stock used for
     above computation:
          Basic                                       16,492,043           15,586,075            16,492,043            14,894,247
          Diluted                                     19,742,043            15,586,075           18,658,710            14,894,247





                                         INFRACORPS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        NINE MONTHS ENDED DECEMBER 31, 1998

                                                                                          Retained        Notes
                                                                                          Earnings      Receivable
                                    Common Stock                Preferred Stock         Accumulated       from
                                Shares       Amount           Shares       Amount         (Deficit)      Officer        Total
                             (unaudited)   (unaudited)    (unaudited)    (unaudited)     (unaudited)   (unaudited)    (unaudited)
Balances at March 31, 1998   16,492,043    $ 6,126,338             0     $        0     $ (6,646,845)  $ (193,112)   $  (713,619)

Net Income                                                                                    26,354                      26,354
Balances at
    June 30, 1998            16,492,043    $ 6,126,338             0     $        0     $ (6,620,491)  $ (193,112)   $  (687,265)

Conversion of debt to
       preferred shares                                    3,250,000     $3,250,000                                  $ 3,250,000
Extraordinary gain on
   extinguishment of debt                                                (1,950,000)                                  (1,950,000)
Accrued dividends
   preferred shares                                                          21,667          (21,667)                          0
Net Income                                                                                 1,577,343                   1,577,343
Balances at
   September 30, 1998        16,492,043    $ 6,126,338     3,250,000     $1,321,667     $ (5,064,815)  $ (193,112)   $ 2,190,078

Redemption of preferred shares                            (2,500,000)   $(1,041,700)        (250,000)                $(1,291,700)
Conversion of debt to
       preferred shares                                    1,000,000      1,000,000                                    1,000,000
Extraordinary gain on
   extinguishment of debt                                                  (600,000)                                    (600,000)
Accrued dividends
   preferred shares                                                          32,717          (32,717)                          0
Net Income                                                                                   735,444                     735,444
Balances at
   December 31, 1998         16,492,043    $ 6,126,338     1,750,000     $712,684        $(4,612,088)  $ (193,112)   $ 2,033,822






                                         INFRACORPS INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                                    Nine months ended
                                                                                           December 31, 1998      December 31, 1997
                                                                                              (unaudited)             (unaudited)

Cash flows from operating activities:
       Net income (loss)                                                                      $  2,339,141           $    (141,119)

Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
       Depreciation and amortization                                                               390,403                 816,606
       Amortization of convertible debentures discount                                                   0                 334,113
       Professional services received in exchange for common stock                                       0                 133,444
       Amortization of deferred gain on sale/leaseback                                            (228,231)               (228,231)
       Gain on disposal of equipment                                                              (317,364)                      0
       Reserve for closing subsidiary                                                                9,608                       0
       Extraordinary gain on extinguishment of debt                                             (2,550,000)                      0

Increase/decrease in operating assets and liabilities:
       Accounts receivable                                                                        (967,098)                673,106
       Costs and estimated earnings in excess of billings on uncompleted contracts                  28,374                (528,741)
       Inventories338,105                                                                         (155,322)
       Prepaid expenses                                                                             96,507                  40,596
       Cash surrender value of life insurance, net                                                       0                 (24,222)
       Accounts payable                                                                             93,993                (293,221)
       Accrued expenses and other liabilities                                                      (43,748)             (1,078,962)
       Restricted cash                                                                                   0                (600,000)
       Other Assets                                                                               (613,724)                267,874
Net cash used in operating activities                                                           (1,424,034)               (782,079)

Cash flow from investing activities:
       Purchase of property, plant and equipment                                                  (529,400)             (1,403,002)
       Proceeds from sale of Service Division                                                      390,000                       0
       Notes Receivable decrease                                                                   200,497                       0
       Decrease in assets of business transferred under contractual agreement                      69,228                        0
Net cash used in investing activities                                                              130,325              (1,403,002)

Cash flows from financing activities:
       Bank overdraft                                                                            1,360,369                  80,319
       Notes payable increase (decrease)                                                        (4,655,902)             (1,036,146)
       Issuance of preferred stock                                                               4,250,000                       0
       Preferred stock redemption                                                               (1,250,000)                      0
       Principal payments on long-term debt                                                       (355,877)               (432,086)
       Proceeds from exercise of stock options                                                           0                 777,680
       Proceeds from notes payable to stockholder                                                2,291,700               2,876,533
Net cash provided by financing activities                                                        1,640,290               1,878,800

Increase (decrease) in cash and cash equivalents                                                   346,581                (306,281)
Cash and cash equivalents at beginning of year                                                     206,750                 377,313

Cash and cash equivalents at end of period                                                  $      553,331          $       71,032

Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $299,280 and $466,665 for the nine months ended December 31, 1998 and December 31, 1997 respectively. There were no capital lease obligations for the periods represented. Dividends on preferred shares of $32,717 and $0 were accrued for the nine months ended December 31, 1998 and December 31, 1997 respectively.

                        INFRACORPS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. On April 6,1998, the Company changed its year end from May 31 to March 31.

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended December 31, 1998, the Company had cash used in operating activities of $1,424,034, and at December 31, 1998, the Company had an accumulated deficit of $4,612,088 from operations and a stockholders' equity of $2,033,822.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of fiscal 1999 were met principally through the proceeds of $350,000 from the sale of the ETSW Service Division, $200,000 payment on notes receivable and $2,291,700 loan from shareholders.

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

NOTE  C - EARNINGS PER SHARE

Basic earnings per share have been computed on the basis of weighted-average number of shares outstanding. Diluted earnings per share did not include shares related to stock options and warrants for the quarter ended December 31, 1998 as their effect was antidilutive.

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

NOTE  E  -  DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets of business transferred under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At March 31 and December 31, 1998, "assets of business transferred under contractual arrangements" was stated net of a valuation allowance of $858,000.

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

In connection with the Company's disposal of its environmental operations in October 1997 and March 1998, income from these discontinued operations has been reclassified in the consolidated statements of income for the nine-month period ended December 31, 1997. Revenues of $964,571 for the three-months ended December 31, 1997 and $4,281,421 for the nine-months ended December 31, 1997 related to the discontinued environmental operations.

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

In relation to the issuance of the preferred shares a extraordinary gain on extinguishment of debt was recorded of $1,950,000. This valuation was determined by reference to the common stock price and the effective interest rate a third party would expect to receive in a similar transaction. As a result, a extraordinary gain on extinguishment of debt arose due to the effective value of the shares was less than the amount being converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred stock on a converted to common basis.

On December 31, 1998, the Company redeemed 2,500,000 shares of Series A Convertible Preferred Stock held by The Thomas W. Marmon Trust at $0.50 per share payable with $250,000 cash and a promissory note for $1,000,000 bearing 8% interest due March 31, 1999 and secured by 2,000,000 shares of Series A Convertible Preferred Stock. In a related matter, Mr. Thomas W. Marmon resigned from the Board of Directors.

In a subsequent transaction, Dr. Allen Kahn has agreed to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $1.00 per share, payable in $150,000 cash and forgiveness of a promissory note for $850,000 which was secured by the Company's assets. Dr. Kahn will join the Board of Directors of the Company as elected by the holders of the Series A Convertible Preferred Stock.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months and nine months ended December 31, 1998 compared to three months and nine months ended December 31, 1997.

Substantially all of the assets and certain liabilities relating to the Company's environmental operations have been sold and revenues from environmental operations have been removed from continuing operations for the three-month and nine-month period ended December 31, 1997. Revenues for the three-month period ended December 31, 1998 (the "third quarter of fiscal 1999") were $4,712,275 compared to $3,317,398 for the three-month period ended December 31, 1997, resulting in a 42% increase in revenues. This increase largely was the result of increase in new orders in previous quarters. Revenues for the nine-month period ended December 31, 1998 (the "year to date of fiscal 1999") were $14,814,784 compared to $14,396,905 for the nine-month period ended
December 31,1997 resulting in a 3% increase. This increase largely was the result of inclement weather in 1997.

Cost of goods and services for the third quarter of fiscal 1999 was $4,050,917 or 86% of sales compared to $2,952,443 or 89% of sales for the three-month period ended December 31, 1997. Cost of goods and services for the year to date of fiscal 1999 was $13,043,214 or 88% of sales as compared to $11,383,406 or 79% for the nine-month period ended December 31, 1997. Gross profits for the third quarter of fiscal 1999 were $661,358 or 14% of sales compared to $364,955 or 11% of sales for the three-month period ended December 31, 1997. Gross profits for the year to date of fiscal 1999 was $1,771,570 as compared to $3,013,499 for the nine-month period ended December 31, 1997. These decreases in gross profits were due to the decreases in margins during prior periods. Selling, general and administrative expenses were $474,552 for the third quarter of fiscal 1999 or 10% of net sales compared to $1,054,698 or 32% of net sales for the three-month period ended December 31, 1997. Selling, general and administrative expenses were $2,032,793 for the year to date of fiscal 1999 or 14% of net sales compared to $2,159,654 or 15% of net sales for the nine-month period ended December 31, 1997. The general and administrative expense decrease was due to reduced costs associated with the management reorganization.

Gain on sale of $317,364 for the year to date of fiscal 1999 reflected the sale of the Service Division of ETSW. Interest expense for the third quarter of fiscal 1999 was $51,162 compared to $156,867 for the three-month period ended December 31, 1997. Interest expense for the year to date of fiscal 1999 was $299,280 as compared to $466,605 for the nine-month period ended December 31, 1997. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines, amortization of discount associated with the convertible debentures and capital leases.

Income from continuing operations for the third quarter of fiscal 1999 was $135,444 compared to a loss of $837,662 for the three-month period ended December 31,1997. Loss from continuing operations for the year to date of fiscal 1999 was $210,859 compared to income of $409,232 for the nine-month period ended December 31,1997. Discontinued operations include environmental operations which were sold in October 1997 and March 1998. Loss from discontinued operations was $566,092 for the three-month period ended December 31, 1997 and loss from discontinued operations was $550,351 for the nine-month period ended December 31, 1997. Revenues of $964,571 for the three-months ended December 31, 1997 and $4,281,421 for the nine-months ended December 31, 1997 related to the discontinued environmental operations.

On July 30, 1998, certain shareholders converted debt to preferred shares. As a result, a extraordinary gain on extinguishment of debt arose due to the effective value of the shares being less than the amount converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred shares on an as-if converted to common stock basis. Therefore, a extraordinary gain on extinguishment of debt in the amount of $1,950,000 was recognized. On December 31, 1998, a shareholder converted debt to preferred shares in the amount of $1,000,000 and a extraordinary gain on extinguishment of debt of $600,000 was recognized.

On December 31, 1998, the Company redeemed 2,500,000 shares of Series A Convertible Preferred Stock held by The Thomas W. Marmon Trust at $0.50 per share payable with $250,000 cash and a promissory note for $1,000,000 bearing 8% interest due March 31, 1999 and secured by 2,000,000 shares of Series A Convertible Preferred Stock. In a related matter, Mr. Thomas W. Marmon resigned from the Board of Directors.

In a subsequent transaction, Dr. Allen Kahn has agreed to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $1.00 per share, payable in $150,000 cash and forgiveness of a promissory note for $850,000 which was secured by the Company's assets. Dr. Kahn will join the Board of Directors of the Company as elected by the holders of the Series A Convertible Preferred Stock.

Effective November 30, 1998, the Company closed InfraCorps of Florida, Inc. ("Florida"). This is due to the losses that have been sustained by that operation in the past year. A reserve of $500,000 was expensed for the estimated costs of closing the Florida operations. $372,000 was expensed to cost of goods and services while the remaining $128,000 was expensed to selling, general and administrative. The Company has attempted to find a buyer for Florida but no buyer stepped forward so the assets were moved to Virginia and will be utilized in Virginia's operation or sold. All current contracts will be completed within the next six months.

Net income for the third quarter of fiscal 1999 was $735,444 compared to net loss of $1,403,754 for the three-month period ended December 31, 1997. Net income for the year to date of fiscal 1999 was $2,339,141 compared to net loss of $141,119 for the nine-month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 1998

The Company continues to be cash deficient. For the nine-month period ended December 31, 1998, the Company had cash used in operating activities of $1,424,034 and at December 31, 1998, the Company had an accumulated deficit of $4,612,088 from operations and a stockholders' equity of $2,033,822. See discussion under "Going Concern" above.

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

On July 30, 1998, certain shareholders converted debt to preferred shares. As a result, a extraordinary gain on extinguishment of debt arose due to the effective value of the shares being less than the amount converted. This was based on a presumption of effective interest rate earned on the preferred shares as well as the price of the preferred shares on an as-if converted to common stock basis. Therefore, a extraordinary gain on extinguishment of debt in the amount of $1,950,000 was recognized.

On December 31, 1998, the Company redeemed 2,500,000 shares of Series A Convertible Preferred Stock held by The Thomas W. Marmon Trust at $0.50 per share payable with $250,000 cash and a promissory note for $1,000,000 bearing 8% interest due March 31, 1999 and secured by 2,000,000 shares of Series A Convertible Preferred Stock. In a related matter, Mr. Thomas W. Marmon resigned from the Board of Directors.

In a subsequent transaction, Dr. Allen Kahn has agreed to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $1.00 per share, payable in $150,000 cash and forgiveness of a promissory note for $850,000 which was secured by the Company's assets. Dr. Kahn will join the Board of Directors of the Company as elected by the holders of the Series A Convertible Preferred Stock.

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

Major components of cash flows used in operating activities include an increase in inventories of $338,105, a decrease in accounts receivable of $967,098 and a decrease in accrued expenses and other current liabilities of $613,724. Adjustments to net cash flows are the extraordinary gain on extinguishment of debt of $2,550,000, the gain on the sale of fixed assets of $317,364, depreciation and amortization of $390,403 and amortization of deferred gain on sale/leaseback of $228,231.

Net cash provided by investing activities of $130,325 consisted mainly of purchase of property, plant and equipment in the amount of $529,400, proceeds from sale of fixed assets of $390,000 and decrease in notes receivable of $200,497. The net cash from financing activities of $1,433,540 includes in part proceeds from notes payable to stockholder of $2,291,700, payment of debt principal of $355,877, decrease in notes payable of $4,655,902, increase in preferred stock of $4,250,000 and an increase in bank overdraft of $1,360,369. The cash and cash equivalents at December 31, 1998 were $346,581. New orders received for the third quarter of fiscal 1999 were $1,985,730 compared to $4,235,602 for the three months ended December 31, 1997. New orders received for the year to date of fiscal 1999 was $21,116,034 compared to new orders of $14,520,487 for the nine-month period ended December 31, 1997. New orders were down in the third quarter as a result of slowdown of construction for the winter. Backlog at December 31, 1998 was $11,800,000 compared to $5,100,000 at December 31, 1997.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended December 31, 1998, the Company had cash used in operating activities of $1,424,034, and at December 31, 1998, the Company had an accumulated deficit of $4,612,088 from operations and a stockholders' equity of $2,033,822.

These factors, plus significant losses and cash flow deficits from operations in prior years, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the year to date of fiscal 1999 were met principally through the proceeds of $390,000 from the sale of the ETSW Service Division and other fixed assets, $200,000 payment on notes receivable and $2,291,700 loan from shareholders.

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

On December 31, 1998, the Company redeemed 2,500,000 shares of Series A Convertible Preferred Stock held by The Thomas W. Marmon Trust at $0.50 per share payable with $250,000 cash and a promissory note for $1,000,000 bearing 8% interest due March 31, 1999 and secured by 2,000,000 shares of Series A Convertible Preferred Stock. In a related matter, Mr. Thomas W. Marmon resigned from the Board of Directors.

In a subsequent transaction, Dr. Allen Kahn has agreed to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $1.00 per share, payable in $150,000 cash and forgiveness of a promissory note for $850,000 which was secured by the Company's assets. Dr. Kahn will join the Board of Directors of the Company as elected by the holders of the Series A Convertible Preferred Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK.

         Not Applicable.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

A lawsuit was served on ETS Analytical Services, Inc. ("ETSAS") on or about March 18, 1998 and filed in the Circuit Court for Chesterfield County under the caption, Steven R. Pond v. ETS Analytical Services, Inc., Case No. 041CL98000254-00 (Circuit Court for Chesterfield County). In this lawsuit, Steven R. Pond ("Pond"), a former employee of ETSAS and the owner of premises leased to ETSAS, has asserted that ETSAS has breached its obligations under the lease by failing to make certain monthly payments, including late fees and interest, as well as by causing or permitting "physical damages and waste upon the premises." Pond is seeking judgment against ETSAS "in the sum of $129,189.85 for accelerated rent, together with accrued late fees in the amount of $4,579.79; compensatory damages in the amount of $1,000.00, plus the costs of remediation and all damages, costs, liability or expense arising from or related to environmental contamination or environmental degradation of the [p]remises; prejudgment interest at the rate of 1.00%; together with the costs of this action and award of attorney's fees and costs." On April 8, 1996, ETSAS filed a Special Plea, Grounds of Defense, and Counterclaim, in which ETSAS asserted that it is entitled to a set-off of any monies allegedly due and owing under the lease by virtue of Pond's indebtedness to ETSAS, in the amount of approximately $60,000, under a promissory note. ETSAS intends to defend the lawsuit vigorously. On December 17, 1998 this suit was settled without prejudice for $85,000, payable with $25,000 cash and a promissory note for $60,000 bearing 8% interest payable monthly and due February 1, 2001.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  Not Applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.
                  Not Applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                  Not Applicable.

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

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

*****   Filed herewith.

(b)     Reports on Form 8-K

        (1) The Company filed one Current Report on Form 8-K during the quarter ended December 31, 1998. This report, dated January 13, 1999, referenced the redemption of preferred stock, resignation of director and issuance of additional preferred stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  INFRACORPS INC.


DATE     February 12, 1999                  BY:   s/James B. Quarles
         -----------------                        ------------------------------
                                                  James B. Quarles
                                                  Chairman and President



DATE     February 12, 1999                  BY:   s/Warren E. Beam, Jr.
         -----------------                        ------------------------------
                                                  Warren E. Beam, Jr.
                                                  Secretary and Controller

                                  EXHIBIT INDEX

         Exhibit No.    Description
         -----------    -----------

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