Form 10-K
period 1999-03-31
INFRACORPS INC
filed 1999-07-14
CIK 822367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

Commission file number 0-19678

                                 INFRACORPS INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           Virginia                                              54-1414643
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

7400 Beaufont Springs Drive, Suite 415, Richmond, VA                    23225
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code              (804) 272-6600
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:             None

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
Common Stock, without par value                           OTC (Bulletin Board)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1999. $2,940,560

As of July 13, 1999, the registrant had 16,492,043 shares of common stock, without par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 26, 1999 are incorporated by reference into Part III hereof.


                                     PART I

           Forward Looking Statements

           This Report on Form 10-K includes certain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. None of the Company's statements about the future are guarantees of future results or outcomes. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction; (ii) unusually bad or extreme weather conditions;
           (iii) unanticipated delays in contract execution; (iv) project delays or changes in project costs; (v) unanticipated changes in operating expenses and capital expenditures; (vi) sudden loss of key personnel;
           (vii) abrupt changes in competition or the political or economic climate and (viii) abrupt changes in market opportunities.

Item 1- Business

           Overview

           InfraCorps Inc. ("INFC"), a Virginia corporation formed in 1987, is a technology-based firm that historically has provided both environmental and construction products and services. During the second half of fiscal 1998, INFC made a determination to focus on its construction lines of business and to de-emphasize its environmental products and services. Specifically, INFC is directing its efforts to the development and growth of its existing underground infrastructure products and services related to the installation and rehabilitation of subsurface pipelines using trenchless technologies. Trenchless technology involves the installation and rehabilitation of underground pipelines with minimal surface disruption. Some of the methods used are pipe relining, manhole construction and "pipe bursting."

           INFC operates its infrastructure business through a wholly-owned affiliate: InfraCorps of Virginia, Inc. ("ICVA"). During fiscal year 1999 INFC closed InfraCorps of Florida, Inc. ("ICFL"), a subsidiary of ICVA. As a result ICFL is not engaged in active business operation at March 31, 1999.

           ICVA, a Virginia corporation headquartered in Richmond, Virginia, is INFC's construction subsidiary. ICVA was formed as a result of INFC's acquisition on June 1, 1994, of Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation. The three firms, the history of which dates back to 1947, were consolidated into one corporation, ICVA. ICVA, along with its subsidiary, InfraCorps of Florida, Inc., a Virginia corporation previously headquartered in Orlando, Florida, utilizes trenchless technologies to install and rehabilitate subsurface pipelines. INFC's infrastructure customers include municipalities, government agencies, Fortune 500 companies and developers. ICVA, through its Service Division, also design and install septic and irrigation systems and provided related repair and maintenance services. As part of INFC's effort to focus on the infrastructure business, INFC, in April 1998, sold the Service Division of ICVA to a new corporation formed by Coleman S. Lyttle, a director of INFC and President of ICVA.

           INFC's principal executive offices are located at 7400 Beaufont Springs Drive, Suite 415, Richmond, Virginia 23225, and its telephone number is (804) 272-6600.

           Business Segment Information

           During the ten-month period ended March 31, 1998 ("fiscal year 1998"), INFC and its wholly-owned affiliates provided both environmental and infrastructure products and services. Prior to fiscal 1998 year end, INFC disposed of its environmental operations segments. During the twelve-month period ended March 31, 1999 ("fiscal year 1999"), INFC specialized in infrastructure design, construction and maintenance utilizing trenchless technologies to install and rehabilitate subsurface pipelines.

           Services and Products

           Trenchless technology refers to a family of methods, materials and equipment that can be used for installation of new or rehabilitation of existing underground pipelines. These methods provide minimal disruption to surface traffic, business an other activities, as opposed to open trenching and its associated major disruptions to surface activities.

           Both ICVA and ICFL utilize a so-called "fold and formed" trenchless technology. Under this technology, a robotic vehicle with lights and a video traverses the damaged line to detect blockage, offset joints and other impediments. Any remedial work is then performed within the existing lines, either through a point repair from the surface or through a remote device. The pipe liner, which is constructed specifically for the job and which is folded to fit within the existing host pipeline, is inserted so that it extends through the damaged length of pipe. The length of each pipe is at least the distance from manhole to manhole. Insertion is made through a power wench and steel cable connected to the end of the pipe liner. Through the application of steam heat and pressure, the pipe liner expands to fit the inside of the host pipe. The fit is so tight that it leaves no annular space for unwanted water migration between the pipe liner and the host pipe. The new smooth interior maintains peak flow and inhibits build-up of foreign material. The life of the replacement liner is the same as new pipe.

           INFC is a party to a contract license agreement (the "License Agreement") with Ultraliner, Inc. ("Ultraliner"), under which ICVA has the exclusive right and license to use the ULTRALINER PVC ALLOY (Trademark) deformed pipeline technology and process developed by Ultraliner for the restoration, repair and rehabilitation of water and sewer (sewage and storm) pipelines in the geographical area lying within the principal boundaries of the Virginia counties of Frederick, Clarke, Loudoun, Alexandria, Warren, Fauquier, Prince William, Page, Rappahannock, Madison, Culpeper, Stafford, King George, Orange, Spotsylvania, Caroline, Essex, Westmoreland, Richmond, Louisa, Hanover, King William, King & Queen, Fluvanna, Goochland, Henrico, New Kent, Cumberland, Powhatan, Amelia, Shenandoah and Chesterfield, and the cities of Hopewell, Colonial Heights, Richmond and Winchester, Virginia (the "Territory"). Under the License Agreement, Ultraliner retains the right to grant exclusive licenses to other parties in the Territory to utilize the Ultraliner product and services for purposes other than the repair, rehabilitation and reconstruction of water or sewer pipelines. The License Agreement terminates on February 1, 2001, and is renewable by ICVA for an additional five-year term, subject to termination in the event of specific defaults, including the failure of ICVA to meet certain minimum performance objectives. After payment of an initial license fee, no further royalties are due under the License Agreement. However, if ICVA seeks to utilize the Ultraliner technology outside of the Territory, whether or not in an area where a license for such permitted use has been granted by Ultraliner, ICVA must make an immediate cross-over payment of 25% of the gross product price of all product sold outside of the Territory. All cross-over payments must be paid by ICVA to Ultraliner, as agent for ICVA, which then in turn will promptly pay 20% of the cross-over payment to the licensee in whose territory the installation is performed, if any. All licenses governing the commercialization of the Ultraliner product within the United States provide for similar cross-over payments. In fiscal year 1999, ICVA comprised 100% of INFC's infrastructure business.

           ICFL was a party to a sub-license agreement with Miller Pipeline Corporation ("Miller") for an exclusive sub-license to use the "EX," "EX Method" and "EX Pipe" service marks and related technology and process in water, sewer and industrial process pipelines. ICFL's territory under the sub-license agreement is defined as the State of Florida, excluding the counties of Apalachicola River, Jackson, Calhoun, Gulf, Holmes, Washington, Bay Walton, Okaloosa, Santa Rosa and Escambia (the "ICFL Territory"). Miller and Ultraliner have separately patented processes and different end uses of its products.

           ICFL historically has not had profitable operations and was closed November 30, 1998. Operations were shut down with all contracts expected to be completed within the year.

           On March 12, 1998, INFC completed the sale of substantially all of the environmental assets to ETS Acquisition, Inc. In connection with the sale, INFC sold a portion of its assets and liabilities relating to the Limestone Emission Control ("LEC") technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"). Also, INFC entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly-formed firm based in Roanoke, Virginia, to provide management services with respect to INFC's contract to supply to China Steel Corporation sulfur dioxide removal systems utilizing the LEC technology (the "CSC Contract").

           ATI and CCTI have agreed to accept responsibility for any potential liabilities associated with the CSC Contract and to provide their best efforts to have the CSC Contract assigned without recourse from INFC to ATI. However, although negotiations are underway with CSC, INFC has not yet been successful in obtaining assignment of the CSC Contract. Accordingly, INFC still has potential liability under the CSC Contract which could have a material negative impact on INFC's business operations. Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the CSC Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, CSC may seek to impose financial penalties or attempt to recover damages or obtain other relief under the CSC Contract, including drawing down on the $600,000 performance bond posted by INFC.

           Suppliers and Licenses

           INFC's materials and equipment are generally available from several suppliers. However, INFC believes that Ultraliner is presently the sole source of proprietary Ultraliner material and, therefore, ICVA is presently dependent upon Ultraliner for its supply of Ultraliner material. During the last three years, ICVA has not experienced any difficulty in obtaining adequate supplies of Ultraliner tube material.

           Because of the availability of alternate or similar trenchless technology process, INFC management does not believe that the loss of the current licenses by ICVA would be material to INFC's business operations. See "Competition" below.

           Revenue Recognition, Contract Awards and Backlog

           INFC recognizes revenues using the percentage-of-completion method. The installation process generally is performed between manholes or similar access points within a twenty-four hour period. A rehabilitated pipeline section is considered completed work and is generally billable to the customer. In most cases, contracts consisting of individual line sections have a duration of less than one year. Billings are prepared according to specific terms of individual contracts. Contracts will generally provide for periodic payments as work is completed, with final amounts due upon completion and acceptance of the project by the customer.

           Customers

           During fiscal year 1999, INFC, through ICVA, performed infrastructure services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 35% of INFC's infrastructure revenues came from state and local government entities - cities, counties, state agencies and regional authorities. For fiscal year 1999, INFC had infrastructure contract revenues from six customers, each of which accounted for more than 5% of contract revenues. At March 31, 1999, five customers had accounts receivable balances which exceeded 5% of the trade accounts receivable balance. The accounts receivable balances for these customers totaled $1,477,180.

           Municipal Activities

           In order to bid for municipal construction services in Virginia, ICVA must "prequalify" for each job (as in the City of Richmond) or annually prequalify for each community which it serves. Prequalification requirements include a proven track record of successfully completing similar projects, necessary manpower and equipment to commence and complete the project and bonding capacity to support the technical and manpower needs. The bond required is a "performance and payment bond" issued by a surety company based on contractor competence and financial backing. ICVA has successfully prequalified for every job for which it has bid and is prequalified by all the municipalities in which it works.

           Municipalities and the state government must, by law, advertise in local newspapers and public bulletin boards and through the Dodge Report. The Dodge Report is distributed weekly to subscribers and contains all material information on municipal construction projects, including description, scope of work, requirements for the contractor, estimated amount of bid and availability of plans and specifications, thus enabling contractors to decide which projects to pursue and to formulate bids. ICVA not only bids on the basis of the specifications contained in the Dodge Report, but is also often invited by the municipalities themselves to bid on specific projects. ICVA selects the projects that it desires to bid based on its analyses of present and future work requirements and its anticipation of profitability of the project based on the cost of past similar projects. It then prepares and submits bids on appropriate projects. Bidding is generally closed. Bids are opened in a public place and the low qualified bidder is awarded the contract. In some instances, specifically projects for the City of Richmond, Virginia and the Commonwealth of Virginia, minority participation is required to complete the project and is set forth in the requirements and in the bid. Because of its size and experience, ICVA has developed an excellent relationship with qualified minority contractors who ably perform their tasks as part of the contracting team.

           The municipality notifies the low bidder of contract awards in writing, stating the time frame in which the project must be completed. If ICVA is the low bidder, ICVA must submit a profile called the "Critical Path Method" or "CPM" setting forth the time frame in which is intends to complete the project so that the designated representative of the municipality can follow the project as outlined in the CPM. Projects generally run in phases with progress billing on a monthly basis until completion. ICFL engaged in similar bidding processes with respect to municipal construction in the State of Florida.

           Commercial Construction

           ICVA also performs services for developers and corporations. For residential and commercial developers, ICVA provides the interface between the developer and the local zoning authorities for site development plan, sewer and water main hookup and soil conditions. For commercial and industrial customers, ICVA provides the technical expertise required to maintain the plant conditions in an environmentally safe fashion. For example, a factory or office building owner often will establish its own sewer system but will later discover that the installation does not meet the needs for adequate holding tank capacity. ICVA, in such a situation, will design and modify the equipment to meet legal and environmental requirements.

           Competition

           The general pipeline reconstruction, rehabilitation and repair business is highly competitive. INFC faces competition both from contractors employing traditional methods of pipeline replacement and repairs and from contractors offering alternative trenchless products and technologies.

           The Ultraliner and other "fold and formed" processes compete with traditional methods of pipe rehabilitation, including full replacement, point of repair and sliplining. INFC believes that the "fold and formed" process usually offers a cost advantage over full replacement, as well as the practical advantage of avoiding excavation. In addition, the "fold and formed" process also offers qualitatively better rehabilitation than traditional sliplining, which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States. INFC considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with the "fold and formed" process. As a practical matter, competition for INFC typically begins at the point that an end-user has determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

           INFC competes with alternative trenchless technologies, such as cured-in-place pipeline rehabilitation. INFC is aware of a number of other trenchless technologies both under development and from time to time introduced into the market place with mixed results. INFC believes that it can compete successfully with these alternative trenchless products.

           The principal areas of competition in general pipeline reconstruction, rehabilitation and repair include the quality of the work performed, the ability to provide a long-term solution to the pipeline problems rather than a short-term repair, the amount of disruption to traffic and commercial activity and the price. INFC believes that the "fold and formed" process competes favorably in each of these areas with traditional replacement or repair methods. In particular, the ability to install a "fold and formed" product with little or no excavation at prices typically at or below traditional open trench replacement method is a substantial competitive advantage. Further, despite a small reduction in pipe diameter resulting from the installation of the "fold and formed" product against the walls of the original pipe, the smooth finished interior reduces friction and generally increases flow capacity.

           INFC believes that the trenchless pipeline reconstruction market is continuing to expand, with the entry of imitation and alternative products. INFC believes that its trenchless technology products and services are cost-competitive.

           ICVA's competition comes from many smaller and narrowly focused companies in the Richmond and Northern Virginia areas. ICVA's major competitor in the trenchless sewer and water main rehabilitation business is Insituform, Inc., which is a cured-in-place technology. ICVA believes that the "fold and formed" technology is superior and that it can underbid Insituform on projects and still provide adequate margins. However, Insituform has been completing projects for municipalities for over a decade, and ICVA must first prove its proficiency in trenchless technology to municipalities through successful completion of small contracts before it will be chosen on larger programs.

           Current Projects

           As of June 15, 1999, ICVA had 17 major projects in progress, primarily for municipalities, such projects aggregating approximately $15 million. Most of the projects will be completed on or before December 31, 1999.

           Supervision and Regulation

           INFC's infrastructure activities are regulated by federal and state statutes. In general, federal statues are enforced on the state level by the Virginia Department of Labor and Safety for OSHA safety standards and by the Virginia Department of Health or Department of Public Works for sewer, septic and water systems. INFC does not anticipate any material impediments in the use of the "fold and formed" process arising from existing or future regulations or requirements, including those regulating discharges of materials into the environment.

           Employees

           As of March 31, 1999, INFC and ICVA employed 3 and 170 full-time personnel, respectively.

ITEM 2-PROPERTIES

           Effective in 1994, ICVA entered into a lease of its premises, which are owned by the Estate of Stamie E. Lyttle, of which Coleman S. Lyttle, a director of INFC, is executor, at $10,500 per month for two years. One June 1, 1997, the lease was renewed for a one-year term with three one-year renewal options. Rent expense under this lease was approximately $126,000 for fiscal 1999. INFC believes that the lease is on terms as favorable as those which would be available from non-affiliated third parties.

ITEM 3-LEGAL PROCEEDINGS

           Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

           Executive Officers of the Registrant

           Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on July 26, 1999.

           The names, ages and positions of all of the executive officers of INFC as of March 31, 1999 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

           Previous and Present Duties and Responsibilities:



                                                  Position and Business
Name & Age                                    Experience for Past Five Years
---------------------------------------------------------------------------------------------------


James B. Quarles, 46        January 1998 to Present                       President and Chief
                                                                          Executive Officer of
                                                                          INFC

                            October 1997 to February 1998                 Sole officer, director and
                                                                          shareholder of Q
                                                                          Enterprises, Inc.,
                                                                          Roanoke, Virginia
                                                                          (consulting)

                            May 1997 to October 1997                      Senior Vice President of
                                                                          INFC

                            January 1987 to December 1996                 Chairman and President
                                                                          of Enviros, Inc., Seattle,
                                                                          WA (biotechnical)

Navin D. Sheth, 52          January 1998 to Present                       Chief Financial Officer of
                                                                          INFC

                            June 1994 to Present                          Executive Vice President
                                                                          of INFC

                            May 1996 to Present                           Chief Operating Officer of
                                                                          ICVA

Coleman S. Lyttle, 46       June 1994 to Present                          President of ICVA



Warren E. Beam, Jr., 42     April 1998 to Present                         Secretary of INFC

                            January 1993 to January 1998                  Treasurer of Spurlock
                                                                          Adhesives, Inc. and
                                                                          Spurlock Industries, Inc.
                                                                          and their predecessors
                                                                          (chemical manufacturing)


                                     PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

           The information set forth under the caption "Market Information" on page 5 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

           In October 1997, there were 225,000 warrants issued for services rendered. The Company issued options to purchase 850,000 shares of stock to employees and consultants under the 1995 Non-Statutory Stock Option Plan and options to purchase 1,110,000 shares of stock to employees, directors and consultants under the 1997 Non- Statutory Stock Option Plan.

ITEM 6-SELECTED FINANCIAL DATA

           The information set forth under the caption "Selected Financial Data" on page 6 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following consolidated financial statements of INFC and the Independent Auditors' Report set forth on pages 14 through 48 of the 1999 Annual Report to Shareholders are incorporated herein by reference:

                1.   Independent Auditors' Report.

                2. Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998.

                3. Consolidated Statements of Operations for the Ten-Month Period Ended March 31, 1998 and Years Ended March 31, 1999 and May 31, 1997.

                4. Consolidated Statements of Stockholders' Equity (Deficit) for the Ten-Month Period Ended March 31, 1998 and Years Ended March 31, 1999 and May 31, 1997.

                5. Consolidated Statements of Cash Flows for the Ten-Month Period Ended March 31, 1998 and Years Ended March 31, 1999 and May 31, 1997.

                6. Notes to Consolidated Financial Statements as of March 31, 1999 and 1998 and May 31, 1997.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           KPMG LLP ("KPMG") served as the Company's independent public accountants for the fiscal years ended May 31, 1990 through March 31, 1998. For various business reasons, the Company's Board of Directors recommended the dismissal of KPMG, and on February 16, 1999, the Company officially terminated its business relationship with KPMG. KPMG's reports on that Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion. Similarly, KPMG did not modify either such report as to uncertainty, audit scope or accounting principles, except that KPMG's auditors' report on the consolidated financial statements of InfraCorps Inc. (name of company changed to InfraCorps Inc. at shareholder meeting on August 17, 1998) and subsidiaries as of March 31, 1998 and May 31, 1997 and for the ten-month period ended March 31, 1998 and for the years ended May 31, 1997 and 1996, contained a separate paragraph stating that "the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern." Management's plans in regard to these matters are also described in note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In connection with the audits of fiscal year 1998 and the fiscal year ended May 31, 1997, there were no disagreements between the Company and KPMG regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. In addition, there were no disagreements between the Company and KPMG regarding the matters noted above during the interim period from March 31, 1998 through the date of dismissal.

           On February 16, 1999, the Board of Directors of the Company appointed subject to the approval of the Company's shareholders, the firm Goodman & Company, LLP as independent public accountants to audit the Company's consolidated financial statements for fiscal year 1999.


                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
           Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" at pages 9 and 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 1999, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 1999, is incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

           The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option/SAR Values," "Board of Directors Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Board of Directors and Committees," "Remuneration of Directors" and "Performance Graph" at pages 4 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 1999, is incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 26, 1999, is incorporated herein by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 26, 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) List of documents filed as part of this report:

                1. Financial statements:

                   All financial statements of the registrant as set forth under
                   Item 8 of this Report on Form 10-K.

                2. Financial statement schedules:

                   Independent Auditors' Report of KPMG LLP covering the consolidated financial statements of InfraCorps Inc., (formerly ETS International, Inc.) as of March 31, 1998 and for the ten-month period ended March 31, 1998 and year ended May 31, 1997, is filed as an exhibit and is incorporated by reference herein.

                   All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

                3. Exhibits to this Form 10-K are as follows:


                   Exhibit No.                              Description
                   -----------                              ------------


                         13                         1999 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being
                                                    furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on
                                                    Form 10-K)

                         21                         Subsidiaries of the Company

                         23.1                       Accountant's Consent (Goodman & Co., LLP Consent to
                                                    Incorporate by Reference Report into S-8 Filing)

                         23.2                       Accountant's Consent (KPMG LLP Consent to Incorporate
                                                    by Reference Report into S-8 Filing)

                         24                         Power of Attorney

                         27                         Financial Data Schedule

                         99                         Independent Auditors' Report

           (b) Reports on Form 8-K:

                1. Current Report on Form 8-K dated February 16, 1999, reporting change in accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INFRACORPS INC.



By:        /s/ Warren E. Beam, Jr.                                       7/14/99
           -----------------------                                       -------
           Warren E. Beam, Jr.                                             Date
           Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James B. Quarles                 7/14/99 *        President, Chief Executive Officer
---------------------------------------------         and Director
James B. Quarles                       Date


/s/ Navin D. Sheth                   7/14/99 *        Chief Financial Officer, Treasurer
---------------------------------------------         (Principal Financial Officer)
Navin D. Sheth                         Date


/s/ Warren E. Beam, Jr.              7/14/99          Secretary
---------------------------------------------         (Principal Accounting Officer
Warren E. Beam, Jr.                   Date


/s/ Coleman S. Lyttle                7/14/99 *        Director
---------------------------------------------
Coleman S. Lyttle                     Date


/s/ Terence R. Dellecker             7/14/99 *        Director
---------------------------------------------
Terence R. Dellecker                 Date


/s/John R. Potter                    7/14/99 *        Director
---------------------------------------------
John R. Potter                       Date


/s/ Allen Kahn                      7/14/99 *         Director
---------------------------------------------
Allen Kahn                            Date


/s/ James G. Zumwalt                 7/14/99 *        Director
---------------------------------------------
James G. Zumwalt



* By /s/ Warren E. Beam, Jr.
--------------------------------
   Warren E. Beam, Jr.
   Attorney-in-fact

                                INDEX TO EXHIBITS


Exhibit No.         Description
-----------         -----------

     13 1999 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

      21            Subsidiaries of the Company

      23.1 Accountant's Consent (Goodman & Co., LLP Consent to Incorporate by Reference Report into S-8 Filing)

      23.2 Accountant's Consent (KPMG LLP Consent to Incorporate by Reference Report into S-8 Filing)

      24            Power of Attorney

      27            Financial Data Schedule

      99            Independent Auditors' Report