Form 10QSB
period 1999-06-30
INFRACORPS INC
filed 1999-08-16
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999               Commission File No. 00019678


                                INFRACORPS, INC.
             (Exact name of registrant as specified in its charter)


              Virginia                                         54-1414643
     State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)


           7400 Beaufont Springs Drive, Suite 415, Richmond, VA 23225
                      (Address)                             (Zip Code)


        Registrant's telephone number, including area code (804) 272-6600





               (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                                                 Yes     x          No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

             Class                                Number of Shares Outstanding
         Common Stock                                    16,395,487

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                    June 30, 1999          March 31, 1999
                                                                                    -------------          --------------
ASSETS                                                                               (unaudited)             (audited)
Current assets:
   Cash and cash equivalents                                                         $    198,248              $    272,259
   Accounts receivable:
      Trade (net of allowance of $50,000 at June 30, 1999 and
         March 31, 1999)                                                                3,445,550                 3,389,342
      Other                                                                                     0                    12,917
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            838,858                   868,061
   Notes Receivable - Current                                                              23,085                    23,085
   Inventory                                                                              635,812                   599,451
   Prepaid expenses                                                                        56,793                    47,612
                                                                                      -----------               -----------
         Total current assets                                                           5,198,346                 5,212,727

Property, plant and equipment:
   Furniture and fixtures                                                                 369,236                   364,236
   Machinery, tools and equipment                                                       4,150,809                 3,766,096
   Vehicles                                                                             1,830,408                 1,567,493
   Leasehold improvements                                                                 301,370                   301,370
                                                                                     ------------              ------------
                                                                                        6,651,823                 5,999,195
   Less accumulated depreciation                                                        3,936,508                 3,829,184
                                                                                      -----------               -----------
         Total property, plant and equipment, net                                       2,715,315                 2,170,011

Other assets:
   Restricted Cash                                                                        600,000                   600,000
   Notes receivable                                                                       327,717                   321,454
   Cash value of life insurance                                                            22,879                    22,879
   Assets under contractual arrangements (net of
      valuation allowance of $858,000)                                                    190,740                   190,740
   Other assets                                                                            56,694                    52,636
                                                                                      -----------               -----------
         Total other assets                                                             1,198,030                 1,187,709
                                                                                        ---------                 ---------

      Total assets                                                                    $ 9,111,691              $  8,570,447
                                                                                       ==========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30, 1999        March 31, 1999
                                                                                     -------------        --------------
                                                                                       (unaudited)          (audited)
Current liabilities:

   Bank overdraft                                                                  $      16,799               $   241,931
   Notes payable to bank                                                                 950,000                        -
   Notes payable to affiliates                                                           607,400                   609,900
   Current portion of long-term debt                                                     364,248                   364,248
   Accounts payable                                                                    3,145,159                 3,574,837
   Accrued expenses and other current liabilities                                        304,134                   382,229
                                                                                     -----------               -----------

         Total current liabilities                                                     5,387,740                 5,173,145

Long-term liabilities:
   Long-term debt                                                                        895,297                   682,046
   Liabilities of business transferred under contractual
      arrangements                                                                       140,339                   140,339
                                                                                   -------------              ------------

         Total liabilities                                                             6,423,376                 5,995,530


Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares: 4% cumulative
      Series A, $1 convertible, 1,850,000 shares outstanding at June 30, 1999 and 1,750,000 shares outstanding at March 31, 1999 (liquidation value of
      $1,850,000 and $1,750,000 respectively)                                            848,714                   730,311
      8% Series B, 10,421 shares outstanding at June 30, 1999 and
      March 31, 1999 (liquidation value of $1,042,100)                                 1,042,100                 1,042,100

   Common stock, no par value; authorized 30,000,000
      shares; issued and outstanding 16,395,487 and 16,492,043
       at June 30, 1999 and March 31, 1999, respectively                               5,933,226                 6,126,338
   Retained earnings (accumulated deficit)                                             5,135,723                (5,130,720)
   Less notes receivable from officers                                                         0                  (193,112)
                                                                                    -------------             -------------

         Total stockholders' equity                                                    2,688,317                 2,574,917
                                                                                    ------------              ------------

         Total liabilities and  stockholders' equity                                 $ 9,111,693               $ 8,570,447
                                                                                    ============               ===========


INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three months ended
                                                                                ------------------
                                                                    June 30, 1999          June 30, 1998
                                                                    -------------         -------------
                                                                     (unaudited)            (unaudited)
Contract Revenues - Commercial                                        $ 4,934,009             $ 3,910,161
Cost of goods and services                                              4,270,668               3,229,344
                                                                      -----------             -----------
Gross Profits (losses)                                                    663,341                 680,817

Selling, general and administrative expenses                              583,850                 649,060
                                                                       ----------            ------------
Net Operating Income                                                       79,491                  31,757
Interest income                                                            10,152                  11,042
Interest expense                                                          (56,095)               (135,881)
Gain on sale of equipment                                                     695                 329,478
                                                                      -----------            ------------
Income (Loss) from continuing operations                              $    34,243              $  236,396

Gain/(loss) from discontinued operations                                        0                (210,043)
                                                                       -----------            ------------
Net income (loss)                                                     $    34,243              $   26,353
                                                                        ==========            ============

Earnings (Loss) from continuing operations per common share:
          Basic                                                     $         .00            $        .00
          Diluted                                                   $         .00            $        .00

Earnings (Loss) per common share:
          Basic                                                      $        .00            $        .00
          Diluted                                                    $        .00            $        .00

Average shares of common stock used for above computation:
          Basic                                                        16,492,043              16,492,043
          Diluted                                                      18,309,043              16,492,043

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                        Preferred Stock         Preferred Stock
                                           Series A                Series B                 Common Stock
                                     ----------------------------------------------------------------------------  Accumulated
                                        Shares       Amount      Shares     Amount      Shares        Amount         Deficit
                                     -------------------------------------------------------------------------------------------
Balances at March 31, 1999             1,750,000     $ 730,311   10,421    $1,042,100  16,492,043   $ 6,126,338  $ (5,130,720)


Net income                                                                                                             34,243
Dividends Series A                                      28,224                                                        (18,403)
Dividends Series B                                                                                                    (20,841)
Issuance of preferred shares             100,000       100,000
Repayment of debt                                                                         (96,556)     (193,112)

                                   ---------------------------------------------------------------------------------------------
Balances at June 30, 1999              1,850,000     $ 858,535   10,421    $1,042,100  16,395,487   $ 5,933,226  $ (5,135,723)
                                   =============================================================================================




                                                Notes
                                             Receivable
                                                from
                                              Officers         Total
                                           -------------------------------
Balances at March 31, 1999                  $ (193,112)      $ 2,574,917


Net income                                                        34,243
Dividends Series A                                                     0
Dividends Series B                                               (20,841)
Issuance of preferred shares                                     100,000
Repayment of debt                              193,112                 0

                                          ------------------------------
Balances at June 30, 1999                       $    0       $ 2,688,317
                                          ==============================


INFRACORPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                            Three months ended
                                                                                            ------------------
                                                                                 June 30, 1999           June 30, 1998
                                                                                 -------------           -------------
                                                                                   (unaudited)            (unaudited)

Cash flows from operating activities:
      Net income (loss)                                                            $  34,243                 $  26,352

Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                  107,324                   138,705
      Amortization of deferred gain on sale/leaseback                                      0                   (76,077)
      Loss/(gain) on sale of fixed assets                                               (695)                 (329,478)

Increase/decrease in operating assets and liabilities:
      Accounts receivable                                                            (43,291)                 (185,269)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                         29,203                    28,919
      Inventories (36,361)                                                            79,111
      Prepaid expenses                                                                (9,181)                   27,546
      Accounts payable                                                              (429,678)                  304,918
      Accrued expenses and other liabilities                                         (78,095)                 (146,619)
      Other Assets                                                                    (4,058)                   83,937
                                                                                 ------------            -------------
Net cash used in operating activities                                               (430,589)                  (47,955)

Cash flow from investing activities:
      Purchase of property, plant and equipment                                     (652,628)                 (165,216)
      Proceeds from sale of equipment                                                      0                   350,000
      Notes receivable decrease (increase)                                            (6,263)                  200,000
      Decrease in assets under contractual arrangements                                    0                    23,067
                                                                                 -----------             --------------
Net cash used in investing activities                                               (658,891)                  407,851

(continued)

                                                                                   Three months ended
                                                                                    ------------------
                                                                        June 30, 1999            June 30, 1998
                                                                        -------------            -------------
                                                                         (unaudited)               (unaudited)
Cash flows from financing activities:
      Bank overdraft                                                          (225,135)                  (173,493)
      Principal payments on long-term debt                                     (73,558)                  (175,088)
      Notes payable to affiliates decrease                                      (2,500)                  (143,661)
      Proceeds from line of credit                                             950,000                          0
      Proceeds from note payable                                               287,500                          0
      Dividend paid                                                            (20,841)                         0
      Proceeds from sale of preferred shares                                   100,000                          0
      Proceeds from notes payable to stockholder                                     0                    150,000
                                                                       ----------------                 ---------
Net cash provided by financing activities                                    1,015,469                   (342,242)
                                                                       ---------------              --------------

Increase (decrease) in cash and cash equivalents                               (74,011)                    17,654
Cash and cash equivalents at beginning of year                                 272,259                    206,750
                                                                       ---------------               ------------

Cash and cash equivalents at end of period                              $      198,248            $       224,404
                                                                        ==============             ==============



Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $56,095 and $54,347 for the three months ended June 30, 1999 and June 30, 1998 respectively.

INFRACORPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.


NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of INFRACORPS, Inc. and its wholly-owned subsidiaries, IC Subsidiary, Inc. (formerly ETS, Inc.), ETS Analytical Services, Inc., InfraCorps of Virginia, Inc. (formerly ETS Water And Waste Management, Inc.) and its subsidiary InfraCorps of Florida, Inc. (formerly ETS Liner, Inc.), InfraCorps Technology, Inc. and InfraCorps International, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. At June 30, 1999, stock options and warrants were not included as they would be antidilutive.


NOTE D--CASH AND CASH EQUIVALENTS

Restricted cash of $600,000 is not included in cash and cash equivalents as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.

NOTE E--DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At June 30, 1999, "assets under contractual arrangements" was stated net of a valuation allowance of $858,000.

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

If the LEC technology does not meet contract specifications China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note D and note F of Notes to Consolidated Financial Statements for additional information.


NOTE F--CONTINGENT LIABILITIES AND OTHER MATTERS

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

NOTE G--DISPOSAL OF FLORIDA OPERATIONS

On November 30, 1998, the Florida operations were discontinued. All assets were sold, transferred to Virginia or abandoned. Current operations should be completed by September 1999. Due to the unique licensed construction techniques employed, Management believes that its Florida operations constitute a separate line of business. Revenues for the period ended June 30, 1998 were $380,761.

NOTE H--OFFICER LOANS

On June 30, 1999, the Company accepted 96,556 shares of stock in repayment of the loans to officers in the amount of $193,112. These funds were used to buy these shares of stock during the merger in 1994.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs, (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (vi) abrupt changes in market opportunities.

Results of operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         All of the revenues and expenses for the Florida operations have been removed from continuing operations for the period ended June 30, 1998. Revenues for the three month period ended June 30, 1999 ("first quarter of fiscal 2000") were $4,934,009 compared to $3,910,161 for the three month period ended June 30, 1998 ("first quarter of fiscal 1999") resulting in a 26% increase in revenues. This increase is due to large contracts received near fiscal year end 1999 as well as increase in construction and rehabilitation activity in the region.

         Cost of goods and services for the first quarter of fiscal 2000 were $4,270,668 or 86.5% of sales compared to $3,229,344 or 82.5% of sales for the first quarter of fiscal 1999. Gross profits (losses) for the first quarter of fiscal 2000 were $663,341 or 13.5% of sales compared to $680,817 or 17.5% of sales for the first quarter of fiscal 1999. These decreases in gross profits are due to larger contracts being awarded based on low bid having a lower gross margin.

         Selling, general and administrative expenses were $583,850 for the first quarter of fiscal 2000 or 11.8% of net sales compared to $649,060 or 16.6% of net sales for the three month period ended June 30, 1998. The general and administrative expense decreased in the first quarter due to cost savings associated with the management reorganization as well as year end reporting.

         Gain on sale of assets was $695 for the first quarter of fiscal 2000 compared to $329,478 for the first quarter of fiscal 1999 which reflected the sale of the Service Division of ETSW in fiscal 1999. Interest expense for the first quarter of fiscal 2000 was $56,095 compared to $135,881 for the first quarter of fiscal 1999. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases.

         Profit for the first quarter of fiscal 2000 from continuing operations was $79,491 compared to income of $31,757 for the three month period ended June 30, 1998. Discontinued operations is the Florida operations. These operations were closed prior to the beginning of fiscal 2000. These operations accounted for a loss of $210,043 for the three month period ended June 30, 1998 on revenues of $380,761.

          Net profit for the first quarter of fiscal 2000 from operations was $34,243 compared to net profit of $26,353 for the first quarter of fiscal 1999.


Liquidity And Capital Resources As Of June 30, 1999

         In April 1999, a secured credit line of up to $1,000,000 was obtained. The note that established the line calls for a monthly interest of prime plus 1% over a three year term. At June 30, 1999, the balance owed under this line was $950,000. The credit line is provided by BB&T.

         On April 30, 1999, the Company issued 100,000 shares of preferred stock for an investment of $100,000 which was used to start InfraCorps Technology, Inc.("ICTI"). These funds were used to acquire the equipment for the business. In the first quarter, ICTI had $181,683 in revenues. ICTI is negotiating to acquire the license to manufacture and install FirstlinerUSA pipe. Firstliner USA pipe is a cured-in-place-process ("CIPP") pipe. This product is different from the other products offered by ICVA. It can be manufactured in diameters up to 120 inches. The market for the license would be Virginia and Maryland along with any other unlicensed market. ICTI would have right of first refusal for the states of North Carolina, South Carolina, Pennsylvania, New Jersey and Delaware.

         On June 30, 1999, the Company accepted 96,556 shares of stock in payment of the loans to officers in the amount of $193,112. These loans were used to buy these shares of stock during the merger in 1994.

         Major components of cash flows used in operating activities include a decrease in accounts payable of $429,678, decrease in accounts receivable of $43,291 and a decrease in accrued expenses of $78,095. The credit line was used to reduce accounts payable and accrued expenses. Adjustments to net cash flows are depreciation and amortization of $107,324.

         Net cash used in investing activities of $658,891 consisted mainly of purchase of property, plant and equipment in the amount of $652,628. The net cash from financing activities of $1,015,469 include in part proceeds from line of credit of $950,000, proceeds from notes payable of $287,500 and repayment of bank overdraft of $225,132. The cash and cash equivalents at June 30, 1999 was $198,248 which excludes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

         New orders received for the first quarter of fiscal 2000 were $8,827,164 compared to $12,350,634 for the first quarter of fiscal 1999. Backlog at June 30, 1999 was $15,955,000 compared to $12,362,000 at June 30, 1998. New orders are being received to keep pace with work being performed and maintain a backlog.

Year 2000

         Many currently installed computer systems and software products are programmed to assume that the century portion of a date as "19" to conserve the use of storage and memory. This assumption resulted in the use of two digits (rather than four) to define an applicable year.

Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure to miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities. The Company's ability to operate is, to a large extent, dependent upon the proper operation of its computer system and those of its customers. To the extent that Year 2000 issues result in the long-term inoperability of Company's computer systems or those of its customers, the Company's results of operation and financial condition will be materially and adversely affected.

         The Company believes that it has fully assessed its Year 2000 readiness. This assessment included a review of the Company's internal information technology systems and non-information technology systems. Based on this review, the Company does not anticipate any disruption of its internal technology systems.

         The Company is currently in the process of initiating formal communications with all of its customers to determine the extent to which the company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company expects to complete this process by December 31, 1999. Although the cost of the Company's Year 2000 remediation program has not yet been finalized, the Company estimates that these costs will not exceed $30,000 and, in any event, believes that such costs will not have a material, adverse effect upon the Company's results of operation or financial condition.

New Businesses

         The Company started up two new businesses during the first quarter. These businesses are ICTI and InfraCorps International, Inc. ("ICII"). ICTI is a trenchless technology company that uses CIPP pipe for installation and rehabilitation of water, sewer and gas lines. ICTI is in negotiation to acquire the FirstlinerUSA license for the CIPP pipe. The market would include Virginia and Maryland along with any other unlicensed market. ICTI would have right of first refusal to be licensed for the states of North Carolina, South Carolina, Pennsylvania, New Jersey and Delaware. The license would include a royalty payment for each foot installed. ICTI will be headed by Richard Herrick who has 30 years experience in the industry.

         The second business started during the quarter is ICII. This is an engineering consulting company that specializes in design and management support for projects involving the utilization of trenchless technologies. It is headed by Michael Kirby, P.E. who is an engineer with 20 years experience in the trenchless technology industry. ICII is currently working on a project for Baltimore Gas and Electric. The market for ICII will be worldwide.

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


                                                     INFRACORPS, INC.


DATE     August 13, 1999              BY:      s/ James B. Quarles
         ---------------                       ------------------------------
                                                        James B. Quarles
                                                        Chairman and President



DATE     August 13, 1999              BY:      s/ Warren E. Beam, Jr.
         ---------------                       ------------------------------
                                                        Warren E. Beam, Jr.
                                                        Secretary and Controller