Form 10QSB/A
period 1999-06-30
INFRACORPS INC
filed 1999-08-16
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                    June 30, 1999          March 31, 1999
                                                                                    -------------          --------------
ASSETS                                                                               (unaudited)             (audited)
Current assets:
   Cash and cash equivalents                                                         $    198,248              $    272,259
   Accounts receivable:
      Trade (net of allowance of $50,000 at June 30, 1999 and
         March 31, 1999)                                                                3,445,550                 3,389,342
      Other                                                                                     0                    12,917
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            838,858                   868,061
   Notes Receivable - Current                                                              23,085                    23,085
   Inventory                                                                              635,812                   599,451
   Prepaid expenses                                                                        56,793                    47,612
                                                                                      -----------               -----------
         Total current assets                                                           5,198,346                 5,212,727

Property, plant and equipment:
   Furniture and fixtures                                                                 369,236                   364,236
   Machinery, tools and equipment                                                       4,150,809                 3,766,096
   Vehicles                                                                             1,830,408                 1,567,493
   Leasehold improvements                                                                 301,370                   301,370
                                                                                     ------------              ------------
                                                                                        6,651,823                 5,999,195
   Less accumulated depreciation                                                        3,936,508                 3,829,184
                                                                                      -----------               -----------
         Total property, plant and equipment, net                                       2,715,315                 2,170,011

Other assets:
   Restricted Cash                                                                        600,000                   600,000
   Notes receivable                                                                       327,717                   321,454
   Cash value of life insurance                                                            22,879                    22,879
   Assets under contractual arrangements (net of
      valuation allowance of $858,000)                                                    190,740                   190,740
   Other assets                                                                            56,694                    52,636
                                                                                      -----------               -----------
         Total other assets                                                             1,198,030                 1,187,709
                                                                                        ---------                 ---------

      Total assets                                                                    $ 9,111,691              $  8,570,447
                                                                                       ==========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30, 1999        March 31, 1999
                                                                                     -------------        --------------
                                                                                       (unaudited)          (audited)
Current liabilities:

   Bank overdraft                                                                  $      16,799               $   241,931
   Notes payable to bank                                                                 950,000                        -
   Notes payable to affiliates                                                           607,400                   609,900
   Current portion of long-term debt                                                     364,248                   364,248
   Accounts payable                                                                    3,145,159                 3,574,837
   Accrued expenses and other current liabilities                                        304,134                   382,229
                                                                                     -----------               -----------

         Total current liabilities                                                     5,387,740                 5,173,145

Long-term liabilities:
   Long-term debt                                                                        895,297                   682,046
   Liabilities of business transferred under contractual
      arrangements                                                                       140,339                   140,339
                                                                                   -------------              ------------

         Total liabilities                                                             6,423,376                 5,995,530


Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares: 4% cumulative
      Series A, $1 convertible, 1,850,000 shares outstanding at June 30, 1999 and 1,750,000 shares outstanding at March 31, 1999 (liquidation value of
      $1,850,000 and $1,750,000 respectively)                                            848,714                   730,311
      8% Series B, 10,421 shares outstanding at June 30, 1999 and
      March 31, 1999 (liquidation value of $1,042,100)                                 1,042,100                 1,042,100

   Common stock, no par value; authorized 30,000,000
      shares; issued and outstanding 16,395,487 and 16,492,043
       at June 30, 1999 and March 31, 1999, respectively                               5,933,226                 6,126,338
   Retained earnings (accumulated deficit)                                            (5,135,723)               (5,130,720)
   Less notes receivable from officers                                                         0                  (193,112)
                                                                                    -------------             -------------

         Total stockholders' equity                                                    2,688,317                 2,574,917
                                                                                    ------------              ------------

         Total liabilities and  stockholders' equity                                 $ 9,111,693               $ 8,570,447
                                                                                    ============               ===========


INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three months ended
                                                                                ------------------
                                                                    June 30, 1999          June 30, 1998
                                                                    -------------         -------------
                                                                     (unaudited)            (unaudited)
Contract Revenues - Commercial                                        $ 4,934,009             $ 3,910,161
Cost of goods and services                                              4,270,668               3,229,344
                                                                      -----------             -----------
Gross Profits (losses)                                                    663,341                 680,817

Selling, general and administrative expenses                              583,850                 649,060
                                                                       ----------            ------------
                                                                           79,491                  31,757
Interest income                                                            10,152                  11,042
Interest expense                                                          (56,095)               (135,881)
Gain on sale of equipment                                                     695                 329,478
                                                                      -----------            ------------
Income (Loss) from continuing operations                              $    34,243              $  236,396

Gain/(loss) from discontinued operations                                        0                (210,043)
                                                                       -----------            ------------
Net income (loss)                                                     $    34,243              $   26,353
                                                                        ==========            ============

Earnings (Loss) from continuing operations per common share:
          Basic                                                     $         .00            $        .00
          Diluted                                                   $         .00            $        .00

Earnings (Loss) per common share:
          Basic                                                      $        .00            $        .00
          Diluted                                                    $        .00            $        .00

Average shares of common stock used for above computation:
          Basic                                                        16,492,043              16,492,043
          Diluted                                                      18,309,043              16,492,043

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                        Preferred Stock         Preferred Stock
                                           Series A                Series B                 Common Stock
                                     ----------------------------------------------------------------------------  Accumulated
                                        Shares       Amount      Shares     Amount      Shares        Amount         Deficit
                                     -------------------------------------------------------------------------------------------
Balances at March 31, 1999             1,750,000     $ 730,311   10,421    $1,042,100  16,492,043   $ 6,126,338  $ (5,130,720)


Net income                                                                                                             34,243
Dividends Series A                                      18,403                                                        (18,403)
Dividends Series B                                                                                                    (20,841)
Issuance of preferred shares             100,000       100,000
Repayment of debt                                                                         (96,556)     (193,112)

                                   ---------------------------------------------------------------------------------------------
Balances at June 30, 1999              1,850,000     $ 848,714   10,421    $1,042,100  16,395,487   $ 5,933,226  $ (5,135,723)
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

INFRACORPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.


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


NOTE F--CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside financing difficult. However, Management negotiated a line of credit from BB&T for $1,000,000 effective
April 16, 1999. The interest rate is prime plus one percent payable monthly. Additional equity or credit is being sought. Management's success in this regards will, to a large extent, depend upon whether InfraCorps is able to accomplish the assignment without recourse of the China Steel contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful. See Notes D and E of Notes to Consolidated Financial Statements for additional information.

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

     Profit for the first quarter of fiscal 2000, before interest income and expense and gains on the sale of equipment, was $79,491 compared to income of $31,757 for the three month period ended June 30, 1998. Discontinued operations is the Florida operations. These operations were closed prior to the beginning of fiscal 2000. These operations accounted for a loss of $210,043 for the three month period ended June 30, 1998 on revenues of $380,761.

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

         Major components of cash flows used in operating activities include a decrease in accounts payable of $429,678, decrease in accounts receivable of $43,291 and a decrease in accrued expenses of $78,095. The credit line was used to reduce accounts payable and accrued expenses. Adjustments to net cash flows include depreciation and amortization of $107,324.

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


DATE     August 16, 1999              BY:      s/ James B. Quarles
         ---------------                       ------------------------------
                                                        James B. Quarles
                                                        Chairman and President



DATE     August 16, 1999              BY:      s/ Warren E. Beam, Jr.
         ---------------                       ------------------------------
                                                        Warren E. Beam, Jr.
                                                        Secretary and Controller