Form 10QSB
period 1999-09-30
INFRACORPS INC
filed 1999-11-15
CIK 822367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 1999           Commission File No. 00019678
--------------------------------------------------------------------------------

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

        Registrant's telephone number, including area code (804) 272-6600
--------------------------------------------------------------------------------

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
                                                     Yes     x          No
                                                         --------         ------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

             Class                            Number of Shares Outstanding
     ----------------------                   ----------------------------
         Common Stock                                  16,395,487

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           September 30, 1999          March 31, 1999
                                                                           ------------------          --------------
ASSETS                                                                         (unaudited)                (audited)
------
Current assets:
    Cash and cash equivalents                                                 $    122,541             $     272,259
    Accounts receivable:
       Trade (net of allowance of $50,000 at September 30, 1999 and
         March 31, 1999)                                                         3,830,964                 3,389,342
       Other                                                                             0                    12,917
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                    709,478                   868,061
    Notes receivable                                                                23,085                    23,085
    Inventory                                                                      740,547                   599,451
    Prepaid expenses                                                               122,024                    47,612
                                                                              ------------             -------------
         Total current assets                                                    5,548,639                 5,212,727

Property, plant and equipment:
    Furniture and fixtures                                                         369,236                   346,236
    Machinery, tools and equipment                                               4,237,163                 3,766,096
    Vehicles                                                                     1,875,553                 1,567,493
    Leasehold improvements                                                         305,265                   301,370
                                                                              ------------             -------------
                                                                                 6,787,217                 5,999,195
    Less accumulated depreciation                                                4,098,874                 3,829,184
                                                                              ------------             -------------
         Total property, plant and equipment, net                                2,688,343                 2,170,011

Other assets:
   Restricted cash                                                                 600,000                   600,000
   Notes receivable                                                                314,627                   321,454
    Cash value of life insurance                                                    22,879                    22,879
    Assets under contractual arrangements (net of
       valuation allowance of $858,000)                                            190,740                   190,740
    Other assets                                                                    55,069                    52,636
                                                                              ------------             -------------
         Total other assets                                                      1,183,315                 1,187,709

       Total assets                                                           $  9,420,297             $   8,570,447
                                                                              ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 September 30, 1999         March 31, 1999
                                                                                 ------------------         --------------
                                                                                      (unaudited)              (audited)
Current liabilities:
    Bank overdraft                                                                $            0           $       241,931
    Notes payable to bank - line of credit                                             1,000,000                         -
    Notes payable to affiliates                                                          622,400                   609,900
    Current portion of long-term debt                                                    476,748                   364,248
    Accounts payable                                                                   3,582,809                 3,574,837
    Accrued expenses and other current liabilities                                        25,014                   382,229
                                                                                  --------------           ---------------

         Total current liabilities                                                     5,706,971                 5,173,145

Long-term liabilities:
    Long-term debt                                                                       867,139                   682,046
    Liabilities of business transferred under contractual arrangements                   140,339                   140,339
                                                                                  --------------           ---------------

         Total liabilities                                                             6,714,449                 5,995,530

Stockholders' equity:
    Preferred stock, no par value,  authorized  5,000,000  shares: 4% cumulative
       Series A, $1 convertible, 1,850,000 shares outstanding September 30, 1999 and 1,750,000 shares  outstanding at March 31, 1999 (liquidation value of
       $1,850,000 and $1,750,000 respectively)                                           866,701                   730,311
       8% Series B, 10,421 shares outstanding at September 30, 1999
       and March 31, 1999 (liquidation value of $1,042,100)                            1,042,100                 1,042,100
    Common  stock,  no par  value;  authorized  30,000,000  shares;  issued  and outstanding  16,395,487 and  16,492,043  shares at September 30, 1999 and
       March 31, 1999, respectively                                                    5,933,226                 6,126,338
    Retained earnings (accumulated deficit)                                           (5,136,179)               (5,130,720)
    Less notes receivable from officers                                                        0                  (193,112)
                                                                                  --------------               -----------

         Total stockholders' equity                                                    2,705,848                 2,574,917
                                                                                  --------------           ---------------

         Total liabilities and  stockholders' equity                              $    9,420,297           $     8,570,447
                                                                                  ==============           ===============

INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three months ended                   Six months ended
                                                                 September 30,    September 30,      September 30,  September 30,
                                                                     1999              1998               1999         1998
                                                                     ----              ----               ----         ----
                                                                 (unaudited)      (unaudited)        (unaudited)    (unaudited)
Contract Revenues - Commercial                                   $ 5,266,816       $ 5,423,100       $ 10,200,825    $  9,333,261
Cost of goods and services                                         4,471,628         4,951,794          8,742,296       8,181,138
                                                                 -----------       -----------       ------------    ------------
Gross Profits (losses)                                               795,188           471,306          1,458,529       1,152,123

Selling, general and administrative expenses                         683,941           630,181          1,267,791       1,279,241
                                                                 -----------       -----------       ------------    ------------
                                                                     111,247          (158,875)           190,738        (127,118)
Interest income                                                        6,891             9,324             17,043          20,366
Interest expense                                                     (79,767)          (90,818)          (135,862)       (226,699)
Gain on sale of equipment                                                  0                 0                695         329,478
                                                                 -----------       -----------       ------------    ------------
Income (Loss) from continuing operations                         $    38,371       $  (240,369)      $     72,614    $     (3,973)

Loss from discontinued operations                                          0          (132,287)                 0        (342,330)
Extraordinary Gain                                                         0         1,950,000                  0       1,950,000
                                                                 -----------       -----------       ------------    ------------
Net income (loss)                                                $    38,371       $ 1,577,344       $     72,614    $  1,603,697
                                                                 ============      ===========       ============    ============

Earnings (Loss) from continuing operations per common share:
          Basic                                                  $      0.01       $      (.01)      $       0.01    $       (.01)
          Diluted                                                $      0.01       $      (.01)      $       0.01    $       (.01)

Earnings (Loss) per common share:
          Basic                                                  $      0.00       $      0.10       $       0.00    $       0.10
          Diluted                                                $      0.00       $      0.08       $       0.00    $       0.09

Average shares of common stock used for above computation:
          Basic                                                   16,395,487        16,492,043         16,492,043      16,492,043
          Diluted                                                 18,547,172        19,742,043         18,666,929      18,117,043

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         Preferred Stock         Preferred Stock                                                 Notes
                            Series A                Series B            Common Stock                          Receivable
                       ----------------------------------------------------------------------   Accumulated      from
                         Shares    Amount      Shares     Amount    Shares        Amount         Deficit       Officers     Total
                       -----------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1999       1,750,000  $ 730,311   10,421  $1,042,100  16,492,043   $ 6,126,338   $ (5,130,720) $ (193,112) $ 2,574,917


Net income                                                                                         34,243                   34,243
Dividends Series A                   18,403                                                       (18,403)                       0
Dividends Series B                                                                                (20,841)                 (20,841)
Issuance of preferred
  shares                 100,000    100,000                                                                                100,000
Repayment of debt                                                    (96,556)     (193,112)                   193,112            0

                       ------------------------------------------------------------------------------------------------------------

Balances at
  June 30, 1999        1,850,000  $ 848,714   10,421  $1,042,100  16,395,487   $ 5,933,226   $ (5,135,723)  $       0  $ 2,688,317


Net income                                                                                         38,371                   38,371
Dividends Series A                   17,987                                                       (17,987)                       0
Dividends Series B                                                                                (20,841)                 (20,841)

                       ------------------------------------------------------------------------------------------------------------

Balances at
  September 30, 1999   1,850,000   $866,701   10,421  $1,042,100  16,395,487    $5,933,226   $ (5,136,179)  $       0  $ 2,705,848

INFRACORPS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      Six months ended
                                                                                       September 30, 1998        September 30, 1998
                                                                                       ------------------        ------------------
                                                                                            (unaudited)               (unaudited)
Cash flows from operating activities:
       Net income (loss)                                                                     $  72,614               $  1,603,697

Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                           269,690                    276,628
       Amortization of deferred gain on sale/leaseback                                               0                   (152,154)
       Gain on disposal of equipment                                                              (695)                  (329,478)
       Reserve on discontinued operations                                                            0                    500,000
       Extraordinary gain                                                                            0                 (1,950,000)

Increase/decrease in operating assets and liabilities:
       Accounts receivable                                                                    (428,705)                (1,289,166)
       Costs and estimated earnings in excess of billings on uncompleted contracts             158,583                     54,919
       Inventories                                                                            (141,096)                   247,971
       Prepaid expenses                                                                        (74,412)                    22,277
       Accounts payable                                                                          7,972                     82,192
       Accrued expenses and other liabilities                                                 (357,215)                   465,825
       Other Assets                                                                             (2,433)                  (485,140)
                                                                                             ---------                -----------

Net cash used in operating activities                                                         (495,697)                  (952,429)

Cash flow from investing activities:
       Purchase of property, plant and equipment                                              (788,022)                  (372,332)
       Proceeds from sale of Service Division                                                        0                    350,000
       Notes Receivable decrease                                                                 6,527                    200,307
       Decrease in assets of business transferred under contractual agreement                        0                     46,134
                                                                                             ---------                -----------

Net cash used in investing activities                                                         (781,195)                   224,109

INFRACORPS INC. AND SUBSIDIARIES

                                                                                                     Six months ended
                                                                                     September 30, 1998          September 30, 1998
                                                                                     ------------------          ------------------
                                                                                         (unaudited)                 (unaudited)
Cash flows from financing activities:
       Bank overdraft                                                                        (241,931)                   598,568
       Proceeds from line of credit                                                         1,000,000                          0
       Notes payable increase (decrease)                                                            0                 (3,817,211)
       Issuance of preferred stock                                                            100,000                  3,250,000
       Dividends paid                                                                         (41,682)                         0
       Principal payments on long-term debt                                                  (160,403)                  (259,764)
       Proceeds from notes payable                                                            471,190                          0
       Proceeds from notes payable to stockholder                                                   0                    850,000
                                                                                      ---------------               ------------

Net cash provided by financing activities                                                   1,127,174                    621,593
                                                                                      ---------------               ------------


Increase (decrease) in cash and cash equivalents                                             (149,718)                  (106,727)
Cash and cash equivalents at beginning of year                                                272,259                    206,750
                                                                                      ---------------               ------------

Cash and cash equivalents at end of period                                            $       122,541                $   100,023
                                                                                      ===============               ============

Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $135,862 and $226,699 for the six months ended September 30, 1999 and September 30, 1998, respectively. There were no capital lease obligations for the periods represented. Preferred dividends of $43,337 and $21,667 were accrued for the six months ended September 30, 1999 and September 30, 1998, respectively.

INFRACORPS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.


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


NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. At September 30, 1999, 925,000 stock options and 300,000 warrants were included. The remaining options and warrants were not included as they would be antidilutive.


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

NOTE E--DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At September 30, 1999, "assets under contractual arrangements" was stated net of a valuation allowance of $858,000.

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


NOTE F--CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside financing difficult. However, Management negotiated a line of credit from BB&T for $1,000,000 effective April 16, 1999. The interest rate is prime plus one percent payable monthly. Additional equity or credit is being sought. Management's success in this regard will, to a large extent, depend upon whether InfraCorps is able to accomplish the assignment without recourse of the China Steel contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful. See notes D and E of Notes to Consolidated Financial Statements for additional information.


NOTE G--DISPOSAL OF FLORIDA OPERATIONS

On November 30, 1998, the Florida operations were discontinued. All assets were sold, transferred to Virginia or abandoned. Current operations should be completed by September 1999. Due to the unique licensed construction techniques employed, Management believes that its Florida operations constitute a separate line of business. Revenues for the three month and six month period ended September 30, 1998 were $388,488 and 769,249, respectively.

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

Results of operations

Three months and six months ended September 30, 1999 compared to three months and six months ended September 30, 1998

         All of the revenues and expenses for the Florida operations have been removed from continuing operations for the period ended September 30, 1998. Revenues for the three month period ended September 30, 1999 ("second quarter of fiscal 2000") were $5,266,816 compared to $5,423,100 for the three month period ended September 30, 1998 ("second quarter of fiscal 1999") resulting in a 3% decrease in revenues. This decrease is due to timing of billings on contracts performed during the quarter. Revenues for the six month period ended September 30, 1999 ("year to date fiscal 2000") were $10,200,825 compared to $9,333,261 for the six month period ended September 30, 1998 ("year to date fiscal 1999") resulting in a 9% increase in revenues. This increase reflects the increased backlog of work being completed.

         Cost of goods and services for the second quarter of fiscal 2000 were $4,471,628 or 84.9% of sales compared to $4,951,794 or 91.3% of sales for the second quarter of fiscal 1999. Gross profits (losses) for the second quarter of fiscal 2000 were $ 795,188 or 14.1% of sales compared to $471,306 or 8.7% of sales for the second quarter of fiscal 1999. Cost of goods and services for the year to date fiscal 2000 were $8,742,296 or 85.7% of sales compared to $8,181,138 or 87.7% of sales for the year to date fiscal 1999. Gross profits (losses) for the year to date fiscal 2000 were $ 1,458,529 or 15.1% of sales compared to $1,152,123 or 12.3% of sales for the year to date fiscal 1999. These increases in gross profits are due to more smaller contracts being completed that have a better gross margin as well as controlling costs of work being performed.

         Selling, general and administrative expenses were $683,941 for the second quarter of fiscal 2000 or 13% of net sales compared to $630,181 or 11.6% of net sales for the three month period ended September 30, 1998. Selling, general and administrative expenses were $1,267,791 for the year to date fiscal 2000 or 12.4% of net sales compared to $1,279,241 or 13.7% of net sales for the year to date fiscal 1999. The general and administrative expense continues to decrease due to cost savings associated with the management reorganization. The increase in the second quarter reflects timing differences and a general increase in fixed costs of insurance and employee benefits.

         Gain on sale of assets was $695 for the year to date fiscal 2000 compared to $329,478 for the year to date fiscal 1999 which reflected the sale of the Service Division of InfraCorps of Virginia, Inc. in fiscal 1999. Interest expense for the second quarter of fiscal 2000 was $79,767 compared to $90,818 for the second quarter of fiscal 1999. Interest expense for the year to date fiscal 2000 was $135,862 compared to $226,699 for the year to date fiscal 1999. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This decrease reflects the conversion of the high interest debt to preferred stock and the new line of credit that is currently being paid at a lower rate.

         Profit for the second quarter of fiscal 2000 from continuing operations was $38,371 compared to a loss of $240,369 for the second quarter of fiscal 1999. Profit for the year to date fiscal 2000 from continuing operations was $72,614 compared to a loss of $3,973 for year to date fiscal 1999. Discontinued operations is the Florida operations which were closed prior to the beginning of fiscal 2000. These operations accounted for a loss of $132,287 and $342,330 for the second quarter of fiscal 1999 and year to date fiscal 1999, respectively. Florida operations had revenues of $388,488 and $769,249 for the second quarter of fiscal 1999 and year to date fiscal 1999, respectively.

         There was an extraodinary gain of $1,950,000 for the second quarter of fiscal 1999. This was a gain on conversion of debt to preferred stock. Net profit for the second quarter of fiscal 2000 was $38,371 compared to net profit of $1,577,344 for the second quarter of fiscal 1999. Net profit for the year to date fiscal 2000 was $72,614 compared to net profit of $1,603,697 for the year to date fiscal 1999.


Liquidity And Capital Resources As Of September 30, 1999

         In April 1999, a secured credit line of up to $1,000,000 was obtained. The note that established the line calls for a monthly interest of prime plus 1% over a three year term. At September 30, 1999, the balance owed under this line was $1,000,000. The credit line is provided by BB&T.

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

         Major components of cash flows used in operating activities include a decrease in accrued expenses of $357,215 and an increase in accounts receivable of $428,705. Adjustments to net cash flows include depreciation and amortization of $269,690.

         Net cash used in investing activities of $781,195 consisted mainly of purchase of property, plant and equipment in the amount of $788,022. The net cash from financing activities of $1,127,174 include in part proceeds from line of credit of $1,000,000, proceeds from notes payable of $471,190 and repayment of bank overdraft of $241,931. The cash and cash equivalents at September 30, 1999 was $122,541 which excludes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

         New orders received for the second quarter of fiscal 2000 were $10,998,906 compared to $7,587,469 for the second quarter of fiscal 1999. New orders received for the year to date fiscal 2000 are $19,376,070 compared to $19,938,103 for year to date fiscal 1999. Backlog at September 30, 1999 was $21,732,000 compared to $14,500,000 at September 30, 1998. New orders are being received to keep pace with work being performed and maintain a backlog.

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

Item 1.  LEGAL PROCEEDINGS.
         None

Item 2.  CHANGES IN SECURITIES.
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            On July 26, 1999, the annual shareholders meeting was held. As there was not a quorum, the meeting was adjourned. Subsequent attempts to gain a quorum proved unsuccessful. The Company postponed the meeting until 2000.

Item 5.  OTHER INFORMATION.
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits

                  27     Financial Data Schedule - attached as an exhibit hereto

         (B)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INFRACORPS INC.


DATE     November 13, 1999                  BY:      s/James B. Quarles
         -----------------                           ---------------------------
                                                     James B. Quarles
                                                     Chairman and President



DATE     November 13, 1999                  BY:      s/Warren E. Beam, Jr.
         -----------------                           ---------------------------
                                                     Warren E. Beam, Jr.
                                                     Secretary and Controller