Form 10QSB
period 1999-12-31
INFRACORPS INC
filed 2000-02-14
CIK 822367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended  December 31, 1999      Commission File No. 00019678
------------------------------------------------------------------------------

                                INFRACORPS INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Virginia                                54-1414643
------------------------------------------------------------------------------
     State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


         7400 Beaufont Springs Drive, Suite 415, Richmond, VA    23225
-------------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code   (804) 272-6600
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

             Class                              Number of Shares Outstanding
    ---------------------                       ----------------------------
         Common Stock                                      16,395,487

Transitional Small Business Discount Format Yes _____  No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                         December 31, 1999                March 31, 1999
                                                                         -----------------                --------------
ASSETS                                                                      (unaudited)                     (audited)
------
Current assets:
 Cash and cash equivalents                                                  $   911,602                      $  272,259
 Accounts receivable:
  Trade (net of allowance of $50,000 at December 31, 1999 and
    March 31, 1999)                                                           4,126,339                       3,389,342
  Other                                                                               0                          12,917
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                      883,569                         868,061
 Notes receivable                                                                23,085                          23,085
 Inventory                                                                      886,918                         599,451
 Prepaid expenses                                                               138,050                          47,612
                                                                            -----------                      ----------
   Total current assets                                                       5,548,641                       5,212,727

Property, plant and equipment:
 Furniture and fixtures                                                         369,236                         346,236
 Machinery, tools and equipment                                               4,304,856                       3,766,096
 Vehicles                                                                     1,880,442                       1,567,493
 Leasehold improvements                                                         306,240                         301,370
                                                                            -----------                      ----------
                                                                              6,860,774                       5,999,195
 Less accumulated depreciation                                                4,287,164                       3,829,184
                                                                            -----------                      ----------
   Total property, plant and equipment, net                                   2,573,610                       2,170,011

Other assets:
 Restricted cash                                                                600,000                         600,000
 Notes receivable                                                               300,361                         321,454
 Cash value of life insurance                                                    22,879                          22,879
 Assets under contractual arrangements (net of
  valuation allowance of $858,000)                                              190,740                         190,740
 Other assets                                                                    53,444                          52,636
                                                                            -----------                      ----------
   Total other assets                                                         1,167,424                       1,187,709

  Total assets                                                              $10,710,597                      $8,570,447
                                                                            ===========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31, 1999  March 31, 1999
                                                                                 -----------------  --------------
                                                                                    (unaudited)        (audited)

Current liabilities:

    Bank overdraft                                                                    $          0     $   241,931
    Notes payable to bank - line of credit                                               1,000,000               -
    Notes payable to affiliates                                                            517,400         609,900
    Current portion of long-term debt                                                      476,748         364,248
    Accounts payable                                                                     3,457,504       3,574,837
    Accrued expenses and other current liabilities                                         182,240         382,229
                                                                                       -----------     -----------

       Total current liabilities                                                         5,633,892       5,173,145

Long-term liabilities:
    Long-term debt                                                                         935,224         682,046
    Liabilities of business transferred under contractual
      arrangements                                                                         140,339         140,339
                                                                                       -----------     -----------

       Total liabilities                                                                 6,709,455       5,995,530

Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares:
      4% cumulative Series A, $1 convertible, 1,850,000 shares
      outstanding December 31, 1999 and 1,750,000 shares
      outstanding at March 31, 1999 (liquidation value of $1,850,000
      and $1,750,000 respectively)                                                         884,270         730,311
      8% Series B, 15,421 shares outstanding at December 31, 1999
      and March 31, 1999 (liquidation value of $1,042,100)                               1,542,100       1,042,100
      6% Series C, 750 shares outstanding at December 31, 1999 and
      0 at March 31, 1999 (liquidation value of $750,000)                                  750,000               0

      Common stock, no par value; authorized 30,000,000
      shares; issued and outstanding 16,395,487 and
      16,492,043 shares at December 31, 1999 and March 31, 1999,
      respectively                                                                       5,933,226       6,126,338
 Retained earnings (accumulated deficit)                                                (5,108,454)     (5,130,720)
 Less notes receivable from officers                                                             0        (193,112)
                                                                                       -----------     -----------

       Total stockholders' equity                                                        4,001,142       2,574,917
                                                                                       -----------     -----------

       Total liabilities and  stockholders' equity                                     $10,710,597     $ 8,570,447
                                                                                       ===========     ===========

INFRACORPS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                           Three months ended             Nine months ended
                                                                       December 31     December 31     December 31     December 31
                                                                          1999            1998            1999            1998
                                                                       -----------     -----------     -----------     -----------
                                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
Contract Revenues - Commercial                                         $ 7,244,918     $ 4,868,142     $17,445,743     $14,201,403
Cost of goods and services                                               6,435,774       4,252,017      15,178,070      12,433,155
                                                                       -----------     -----------     -----------     -----------
Gross Profits (losses)                                                     809,144         616,125       2,267,673       1,768,248

Selling, general and administrative expenses                               663,576         452,578       1,931,367       1,731,822
                                                                       -----------     -----------     -----------     -----------
                                                                           145,568         163,547         336,306          36,426
Interest income                                                              5,342          11,914          22,385          32,280
Interest expense                                                           (80,572)        (42,235)       (216,434)       (268,933)
Gain on sale of equipment                                                    1,000           2,218           1,695         331,696
                                                                       -----------     -----------     -----------     -----------
Income (Loss) from continuing operations                               $    71,338     $   135,444     $   143,952     $   131,468

Loss from discontinued operations                                                0               0               0        (342,328)
Extraordinary gain                                                               0         600,000               0       2,550,000
                                                                       -----------     -----------     -----------     -----------
Net income (loss)                                                      $    71,338     $   735,444     $   143,952     $ 2,339,141
                                                                       ===========     ===========     ===========     ===========

Earnings (Loss) from continuing operations per
  common share:
    Basic                                                                    $0.01           $0.01     $      0.02     $      0.00
    Diluted                                                                  $0.01           $0.01     $      0.02     $      0.00

Earnings (Loss) per common share:
    Basic                                                                    $0.00           $0.04     $      0.01     $      0.14
    Diluted                                                                  $0.00           $0.04     $      0.01     $      0.13

Average shares of common stock used for
  above computation:
    Basic                                                               16,395,487      16,492,043      16,395,487      16,492,043
    Diluted                                                             18,245,487      19,742,043      18,277,672      18,658,710

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Preferred Stock      Preferred Stock      Preferred Stock
                                         Series A              Series B            Series C              Common Stock
                                     Shares     Amount    Shares     Amount    Shares     Amount         Shares Amount
                       -------------------------------------------------------------------------------------------------------
Balances March 31, 1999           1,750,000    $730,311   10,421    $1,042,100     0    $      0   16,492,043     $6,126,338

Net income
Dividends Series A                               18,403
Dividends Series B
Issuance of preferred shares        100,000     100,000
Repayment of debt                                                                                     (96,556)      (193,112)

                       -------------------------------------------------------------------------------------------------------

Balances June 30, 1999            1,850,000    $848,714   10,421    $1,042,100     0    $      0   16,395,487     $5,933,226

Net income
Dividends Series A                               17,987
Dividends Series B
                               -----------------------------------------------------------------------------------------------

Balances September 30, 1999       1,850,000    $866,701   10,421    $1,042,100     0    $      0   16,395,487     $5,933,226

Net income
Dividends Series A                               17,569
Dividends Series B
Issuance of Series B preferred                             5,000       500,000
Issuance of Series C preferred                                                   750     750,000
Federal income tax paid

                               -----------------------------------------------------------------------------------------------

Balances December 31, 1999        1,850,000    $884,270   15,421    $1,542,100   750    $750,000   16,395,487     $5,933,226

                                                                  Notes
                                                                Receivable
                                                 Accumulated      from
                                                   Deficit      Officers         Total
                                               -----------------------------------------
Balances March 31, 1999                         $(5,130,720)    $(193,112)    $2,574,917

Net income                                           34,243                       34,243
Dividends Series A                                  (18,403)                           0
Dividends Series B                                  (20,841)                     (20,841)
Issuance of preferred shares                                                     100,000
Repayment of debt                                                 193,112              0

                                   ------------------------------------------------------

Balances June 30, 1999                          $(5,135,723)    $       0     $2,688,317

Net income                                           38,371                       38,371
Dividends Series A                                  (17,987)                           0
Dividends Series B                                  (20,841)                     (20,841)

                                   ------------------------------------------------------

Balances September 30, 1999                     $(5,136,179)    $       0     $2,705,848

Net income                                           71,338                       71,338
Dividends Series A                                  (17,569)                           0
Dividends Series B                                  (20,841)                     (20,841)
Issuance of Series B preferred                                                   500,000
Issuance of Series C preferred                                                   750,000
Federal income tax paid                              (5,203)                      (5,203)

                                   ------------------------------------------------------

Balances December 31, 1999                      $(5,108,454)    $       0     $4,001,142

INFRACORPS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                    Nine months ended
                                                                                          December 31, 1999    December 31, 1998
                                                                                          ------------------   ------------------
                                                                                             (unaudited)          (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                                             $  143,952          $ 2,339,141

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                                    464,055              390,403
   Amortization of deferred gain on sale/leaseback                                                        0             (228,231)
   Gain on disposal of equipment                                                                     (1,695)            (317,364)
   Reserve on discontinued operations                                                                     0                9,608
   Extraordinary gain                                                                                     0           (2,550,000)
   Income tax payment                                                                                (5,203)                   0

Increase/decrease in operating assets and liabilities:
   Accounts receivable                                                                             (724,080)            (967,098)
   Costs and estimated earnings in excess of billings on uncompleted contracts                      (15,508)              28,374
   Inventories                                                                                     (287,467)             338,105
   Prepaid expenses                                                                                 (90,438)              96,507
   Accounts payable                                                                                (117,333)              93,993
   Accrued expenses and other liabilities                                                          (199,989)             (43,748)
   Other Assets                                                                                      (6,883)            (613,724)
                                                                                                 ----------          -----------

Net cash used in operating activities                                                              (840,589)          (1,424,034)

Cash flow from investing activities:
   Purchase of property, plant and equipment                                                       (861,579)            (529,400)
   Proceeds from sale of Service Division                                                                 0              390,000
   Notes Receivable decrease                                                                         21,093              200,497
   Decrease in assets of business transferred under contractual agreement                                 0               69,228
                                                                                                 ----------          -----------

Net cash used in investing activities                                                              (840,486)             130,325

INFRACORPS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

                                                                                                      Nine months ended
                                                                                          December 31, 1999   December 31, 1998
                                                                                          ------------------  -----------------
                                                                                              (unaudited)        (unaudited)
Cash flows from financing activities:
   Bank overdraft                                                                                  (241,931)           1,360,369
   Proceeds from line of credit                                                                   1,000,000                    0
   Notes payable increase (decrease)                                                               (112,500)          (4,655,902)
   Issuance of preferred stock                                                                    1,350,000            4,250,000
   Dividends paid                                                                                   (62,523)                   0
   Principal payments on long-term debt                                                            (218,012)            (355,877)
   Preferred stock redemption                                                                             0           (1,250,000)
   Proceeds from notes payable                                                                      605,384                    0
   Proceeds from notes payable to stockholder                                                             0            2,291,700
                                                                                                 ----------          -----------

Net cash provided by financing activities                                                         2,320,418            1,640,290
                                                                                                 ----------          -----------


Increase (decrease) in cash and cash equivalents                                                    639,343              346,581
Cash and cash equivalents at beginning of year                                                      272,259              206,750
                                                                                                 ----------          -----------

Cash and cash equivalents at end of period                                                       $  911,602          $   553,331
                                                                                                 ==========          ===========


Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $216,434 and $268,934 for the nine months ended December 31, 1999 and December 31, 1998 respectively. There were no capital lease obligations for the periods represented. Preferred dividends of $53,959 and $54,384 were accrued for the nine months ended December 31, 1999 and December 31, 1998 respectively.

INFRACORPS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.


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


NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. The options and warrants were not included as they would be antidilutive.


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

NOTE E--DISPOSAL OF ENVIRONMENTAL OPERATIONS SEGMENT

On October 31, 1997, ETS Analytical Services, Inc. ("ETSAS"), a wholly owned subsidiary of the Company, sold substantially all of its assets in return for a ten-year 8.5% promissory note in the amount of $1,000,000, which exceeded the net book value of the assets and liabilities sold. Also, since the risks of ownership were not transferred to the purchaser, no sale was recognized for accounting purposes. Accordingly, the assets and liabilities transferred to the purchaser remain in the noncurrent sections of the balance sheet and are designated as "assets under contractual arrangements" and "liabilities of business transferred under contractual arrangements." At December 31, 1999, "assets under contractual arrangements" was stated net of a valuation allowance of $858,000.

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


NOTE G--DISPOSAL OF FLORIDA OPERATIONS

On November 30, 1998, the Florida operations were discontinued. All assets were sold, transferred to Virginia or abandoned. Current operations should be completed by September 1999. Due to the unique licensed construction techniques employed, Management believes that its Florida operations constitute a separate line of business. Revenues for the three month and nine month period ended December 31, 1998 were $0 and $769,249, respectively.

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

Results of operations

Three months and nine months ended December 31, 1999 compared to three months and nine months ended December 31, 1998

     All of the revenues and expenses for the Florida operations have been removed from continuing operations for the period ended December 31, 1998. Revenues for the three month period ended December 31, 1999 ("third quarter of fiscal 2000") were $7,244,918 compared to $4,868,142 for the three month period ended December 31, 1998 ("third quarter of fiscal 1999"). This increase is due to increased billings on contracts performed during the quarter. This quarter included a large contract being billed for worked performed by InfraCorps Technologies, Inc. Revenues for the nine month period ended December 31, 1999 ("year to date fiscal 2000") were $17,445,743 compared to $14,201,403 for the nine month period ended December 31, 1998 ("year to date fiscal 1999") resulting in a 22.8% increase in revenues. This increase reflects the increased backlog of work being completed.

     Cost of goods and services for the third quarter of fiscal 2000 were $6,435,774 or 88.8% of sales compared to $4,252,017 or 87.3% of sales for the third quarter of fiscal 1999. Gross profits (losses) for the third quarter of fiscal 2000 were $809,144 or 11.2% of sales compared to $616,125 or 12.7% of sales for the third quarter of fiscal 1999. Cost of goods and services for the year to date fiscal 2000 were $15,178,070 or 87% of sales compared to $12,433,155 or 87.6% of sales for the year to date fiscal 1999. Gross profits (losses) for the year to date fiscal 2000 were $2,267,673 or 13% of sales compared to $1,768,248 or 12.5% of sales for the year to date fiscal 1999. These increases in gross profits are due to more smaller contracts being completed that have a better gross margin as well as controlling costs of work being performed.

     Selling, general and administrative expenses were $663,576 for the third quarter of fiscal 2000 or 9.2% of net sales compared to $452,578 or 9.3% of net sales for the three month period ended December 31, 1998. Selling, general and administrative expenses were $1,931,367 for the year to date fiscal 2000 or 11% of net sales compared to $1,731,822 or 12.2% of net sales for the year to date fiscal 1999. The general and administrative expense continues to decrease due to cost savings associated with the management reorganization. The general increase in these expenses reflects a general increase in fixed costs of insurance and employee benefits as well as a additional expenses incurred as necessary to perform the increased workload.

     Gain on sale of assets was $1,695 for the year to date fiscal 2000 compared to $331,696 for the year to date fiscal 1999 which reflected the sale of the Service Division of InfraCorps of Virginia, Inc. in fiscal 1999. Interest expense for the third quarter of fiscal 2000 was $80,572 compared to $42,235 for the third quarter of fiscal 1999. Interest expense for the year to date fiscal 2000 was $216,434 compared to $268,933 for the year to date fiscal 1999. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This decrease reflects the conversion of the high interest debt to preferred stock and the new line of credit that is currently being paid at a lower rate.

     Profit for the third quarter of fiscal 2000 from continuing operations was $71,338 compared to $135,444 for the third quarter of fiscal 1999. Profit for the year to date fiscal 2000 from continuing operations was $143,952 compared to $131,468 for year to date fiscal 1999. Discontinued operations is the Florida operations which were closed prior to the beginning of fiscal 2000. These operations accounted for a loss of $0 and $342,328 for the third quarter of fiscal 1999 and year to date fiscal 1999, respectively. Florida operations had revenues of $0 and $769,249 for the third quarter of fiscal 1999 and year to date fiscal 1999, respectively.

     There was an extraodinary gain of $600,000 for the third quarter of fiscal 1999 and $2,550,000 for the year to date fiscal 1999. This was a gain on conversion of debt to preferred stock. Net profit for the third quarter of fiscal 2000 was $71,338 compared to net profit of $735,444 for the third quarter of fiscal 1999. Net profit for the year to date fiscal 2000 was $143,952 compared to net profit of $2,339,140 for the year to date fiscal 1999.


Liquidity And Capital Resources As Of December 31, 1999

     In April 1999, a secured credit line of up to $1,000,000 was obtained. The note that established the line calls for a monthly interest of prime plus 1% over a three year term. At December 31, 1999, the balance owed under this line was $1,000,000. The credit line is provided by BB&T.

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

     On December 28, 1999, a venture capital firm purchased 751 shares of Series C preferred stock with a par value of $1,000. Series C Preferred Stock pays a 6% dividend and will elect one director to the Board of Directors. As part of the deal, a warrant to purchase 300,400 shares of Common Stock at $0.16 per share was issued.

     Major components of cash flows used in operating activities include a decrease in accrued expenses of $199,989 and an increase in accounts receivable of $724,080. Other uses of cash flows include an increase in inventories of $287,467 and a decrease of accounts payable of $117,333. Adjustments to net cash flows include depreciation and amortization of $464,055.

     Net cash used in investing activities of $840,486 consisted mainly of purchase of property, plant and equipment in the amount of $861,579. The net cash from financing activities of $2,320,418 include in part proceeds from line of credit of $1,000,000, proceeds from notes payable of $605,384, issuance of preferred stock of $1,350,000 and repayment of bank overdraft of $241,931. The cash and cash equivalents at December 31, 1999 was $911,602 which excludes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

     New orders received for the third quarter of fiscal 2000 were $3,528,918 compared to $1,985,730 for the third quarter of fiscal 1999. New orders received for the year to date fiscal 2000 are $23,354,988 compared to $21,116,034 for year to date fiscal 1999. Backlog at December 31, 1999 was $18,211,000 compared to $11,800,000 at December 31, 1998. The decrease in the backlog is due to work on backlog being performed. Backlog has increased over prior year due to increased work available and aging of infrastructure systems.

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

     ICII is an engineering consulting company that specializes in design and management support for projects involving the utilization of trenchless technologies. It is headed by Michael Kirby, P.E. who is an engineer with 20 years experience in the trenchless technology industry.

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


DATE February 11, 2000        BY:   s/James B. Quarles
     -----------------              ------------------------------
                                    James B. Quarles
                                    Chairman and President



DATE February 11, 2000        BY:   s/Warren E. Beam, Jr.
     -----------------              ------------------------------
                                    Warren E. Beam, Jr.
                                    Secretary and Controller