Form 10KSB
period 2000-03-31
INFRACORPS INC
filed 2000-06-29
CIK 822367

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

Commission file number 0-19678

                                INFRACORPS INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

         Virginia                                         54-1414643
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

7400 Beaufont Springs Drive, Suite 415, Richmond, VA    23225
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number,                              (804) 272-6600
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class
-------------------
Common Stock, without par value                           OTC (Bulletin Board)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and "no disclosure" will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

"State the issuer's revenues for the most recent fiscal year:           "

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 15, 2000. $3,899,629

As of June 29, 2000, the registrant had 16,392,487 shares of common stock, without par value per share, issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts II hereof.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2000 are incorporated by reference into Part III hereof.


                                    PART I

     Forward Looking Statements
     --------------------------

     This Report on Form 10-KSB includes certain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters of INFC (as defined below). None of the INFC's statements about the future are guarantees of future results or outcomes. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the INFC notes that a variety of factors could cause the INFC's actual results and experience to differ materially from the anticipated results or other expectations expressed in the INFC's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the INFC's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction; (ii) unusually bad or extreme weather conditions; (iii) unanticipated delays in contract execution;
     (iv) project delays or changes in project costs; (v) unanticipated changes in operating expenses and capital expenditures; (vi) sudden loss of key personnel; (vii) abrupt changes in competition or the political or economic climate and (viii) abrupt changes in market opportunities.

ITEM 1 - BUSINESS

     Overview
     --------

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

     INFC operates its infrastructure business through three wholly-owned affiliates: InfraCorps of Virginia, Inc. ("ICVA"), InfraCorps Technology, Inc. ("ICTI"), and InfraCorps International, Inc. ("ICII"). During fiscal year 1999 INFC closed InfraCorps of Florida, Inc. ("ICFL"), a subsidiary of ICVA. As a result ICFL is not engaged in active business operation during fiscal year 2000.

     ICVA, a Virginia corporation headquartered in Richmond, Virginia, is INFC's construction subsidiary. ICVA was formed as a result of INFC's acquisition on June 1, 1994, of Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation. The three firms, the history of which dates back to 1947, were consolidated into one corporation, ICVA. ICVA, along with its subsidiary, InfraCorps of Florida, Inc., a Virginia corporation previously headquartered in Orlando, Florida, utilizes trenchless technologies to install and rehabilitate subsurface pipelines. INFC's infrastructure customers include municipalities, government agencies, Fortune 500 companies and developers. ICVA, through its Service Division, also designed and installed septic and irrigation systems and provided related repair and maintenance services. As part of INFC's effort to focus on the infrastructure business, INFC, in April 1998, sold the Service Division of ICVA to a new corporation formed by Coleman S. Lyttle, a director of INFC and President of ICVA.

     ICTI, a Virginia corporation headquartered in Richmond, Virginia, is a construction subsidiary specializing in installing cured-in-place pipe ("CIPP"). ICTI came about after the purchase of assets from Cat Contracting that enable INFC to manufacture and install CIPP. ICTI's customers include municipalities, government agencies, Fortune 500 companies and developers.

     ICII, a Virginia corporation headquartered in Seattle, Washington, is an engineering and consulting firm specializing in trenchless technologies. ICII's customers include municipalities, government agencies, Fortune 500 companies and developers.

     INFC's principal executive offices are located at 7400 Beaufont Springs Drive, Suite 415, Richmond, Virginia 23225, and its telephone number is
     (804) 272-6600.

     Business Segment Information
     ----------------------------

     During the twelve-month periods ended March 31, 2000 ("fiscal year 2000") and March 31, 1999 ("fiscal year 1999"), INFC specialized in infrastructure design, construction and maintenance utilizing trenchless technologies as well as conventional methods to install and rehabilitate subsurface pipelines.

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

     ICVA utilizes a so-called "fold and formed" trenchless technology. Under this technology, a robotic vehicle with lights and a video traverses the damaged line to detect blockage, offset joints and other impediments. Any remedial work is then performed within the existing lines, either through a point repair from the surface or through a remote device. The pipe liner, which is constructed specifically for the job and which is folded to fit within the existing host pipeline, is inserted so that it extends through the damaged length of pipe. The length of each pipe is at least the distance from manhole to manhole. Insertion is made through a power wench and steel cable connected to the end of the pipe liner. Through the application of steam heat and pressure, the pipe liner expands to fit the inside of the host pipe. The fit is so tight that it leaves no annular space for unwanted water migration between the pipe liner and the host pipe. The new smooth interior maintains peak flow and inhibits build-up of foreign material. The life of the replacement liner is the same as new pipe.

     INFC is a party to a contract license agreement (the "License Agreement") with Ultraliner, Inc. ("Ultraliner"), under which ICVA has the exclusive right and license to use the ULTRALINER PVC ALLOY (Trademark) deformed pipeline technology and process developed by Ultraliner for the restoration, repair and rehabilitation of water and sewer (sewage and storm) pipelines in the geographical area lying within the principal boundaries of the Virginia counties of Frederick, Clarke, Loudoun, Alexandria, Warren, Fauquier, Prince William, Page, Rappahannock, Madison, Culpeper, Stafford, King George, Orange, Spotsylvania, Caroline, Essex, Westmoreland, Richmond, Louisa, Hanover, King William, King & Queen, Fluvanna, Goochland, Henrico, New Kent, Cumberland, Powhatan, Amelia, Shenandoah and Chesterfield, and the cities of Hopewell, Colonial Heights, Richmond and Winchester, Virginia (the "Territory"). Under the License Agreement, Ultraliner retains the right to grant exclusive licenses to other parties in the Territory to utilize the Ultraliner product and services for purposes other than the repair, rehabilitation and reconstruction of water or sewer pipelines. The License Agreement terminates on February 1, 2001, and is renewable by ICVA for an additional five-year term, subject to termination in the event of specific defaults, including the failure of ICVA to meet certain minimum performance objectives. After payment of an initial license fee, no further royalties are due under the License Agreement. However, if ICVA seeks to utilize the Ultraliner technology outside of the Territory, whether or not in an area where a license for such permitted use has been granted by Ultraliner, ICVA must make an immediate cross-over payment of 25% of the gross product price of all product sold outside of the Territory. All cross-over payments must be paid by ICVA to Ultraliner, as agent for ICVA, which then in turn will promptly pay 20% of the cross-over payment to the licensee in whose territory the installation is performed, if any. All licenses governing the commercialization of the Ultraliner product within the United States provide for similar cross-over payments. In fiscal year 2000, ICVA comprised 87% of INFC's infrastructure business.

     ICTI utilizes a cured in place pipe. This technology involves using a thermosetting resin to wet out a tube, which is then cured in place using heat. The cure process is controlled by applying cold to the tube. This technology is available from FirstLiner USA. ICTI is currently negotiating a license agreement with FirstLiner USA and is able to continue to use the technology until an agreement is reached. This license agreement would include a royalty payment as well as a geographical area of use. This area of use would include Virginia, Maryland and North Carolina with a right of first refusal for any other state in the eastern United States. ICTI comprised 12% of INFC's infrastructure business in fiscal year 2000.

     ICII provides engineering and consulting services and specializes in design and management support for projects involving the utilization of trenchless technologies. The company is headed by Michael Kirby, P.E. with 20 years experience in the trenchless technology industry. The market for these services are worldwide.

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

     Suppliers and Licenses
     ----------------------

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

     Because of the availability of alternate or similar trenchless technology processes, INFC management does not believe that the loss of the current licenses by ICVA would be material to INFC's business operations. See "Competition" below.

     Revenue Recognition, Contract Awards and Backlog
     ------------------------------------------------

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

     Customers
     ---------

     During fiscal year 2000, INFC, through ICVA and ICTI, performed infrastructure services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 35% of INFC's infrastructure revenues came from state and local government entities - cities, counties, state agencies and regional authorities. For fiscal year 2000, INFC had infrastructure contract revenues from four customers, each of which accounted for more than 5% of contract revenues. At March 31, 2000, three customers had accounts receivable balances, which exceeded 5% of the trade accounts receivable balance. The accounts receivable balances for these customers totaled $1,150,004.

     Municipal Activities
     --------------------

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

     ICTI engaged in similar bidding processes with respect to municipal construction in the States of New Jersey, Maryland, Pennsylvania, Virginia, North Carolina, and Florida.

     Commercial Construction
     -----------------------

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

     The Ultraliner, CIPP and other "fold and formed" processes compete with traditional methods of pipe rehabilitation, including full replacement, point of repair and sliplining. INFC believes that the "fold and formed" process and the CIPP process usually offer a cost advantage over full replacement, as well as the practical advantage of avoiding excavation. In addition, the "fold and formed" process and CIPP process also offer qualitatively better rehabilitation than traditional sliplining, which may significantly reduce the diameter of the pipe. Grouting is also undertaken in the United States. INFC considers grouting a short-term repair technique and not a long-term pipeline rehabilitation solution competitive with the "fold and formed" process and CIPP process. As a practical matter, competition for INFC typically begins at the point that an end-user has determined to employ trenchless technology over traditional rehabilitation methods involving substantial excavation.

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

     Current Projects
     ----------------

     As of June 15, 2000, ICVA had 9 major projects in progress, primarily for municipalities, aggregating approximately $16.5 million. Most of the projects will be completed on or before December 31, 2000.

     Supervision and Regulation
     --------------------------

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

     Employees
     ---------

     As of March 31, 2000, INFC, ICVA, and ICTI employed 3, 160 and 20 full-time personnel, respectively.

ITEM 2 - PROPERTIES

     Effective in 1994, ICVA entered into a lease of its premises, which are owned by the Estate of Stamie E. Lyttle, of which Coleman S. Lyttle, a director of INFC, is executor, at $10,500 per month for two years. One June 1, 1997, the lease was renewed for a one-year term with three one-year renewal options. Rent expense under this lease was approximately $126,000 for fiscal 2000. INFC believes that the lease is on terms as favorable as those which would be available from non-affiliated third parties.

ITEM 3 - LEGAL PROCEEDINGS

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Market Information" on page 4 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

     In April 1999, INFC issued warrants to purchase an aggregate of 300,000 shares of common stock to a single investor for nominal consideration in connection with such investor's conversion of INFC debt into equity.

     In October 1999, INFC issued warrants to purchase an aggregate of 4,000,000 shares of common stock to four members of management for nominal consideration in connection with such individuals agreeing to personally guaranty INFC debt.

     In December 1999, INFC issued warrants to purchase an aggregate of 300,400 shares of common stock to a single investor for nominal consideration in connection with INFC's Series C Preferred Stock financing.

     In December 1999, INFC issued warrants to purchase an aggregate of 15,020 shares of common stock to a consultant for nominal consideration as part of the underwriting costs for INFC's Series C Preferred Stock.

     In January 2000, INFC issued warrants to purchase an aggregate of 500,000 shares of common stock to a single investor for nominal consideration in connection with such investor's conversion of INFC debt into equity.

     In May 1999, INFC issued 100,000 shares of Series A Preferred Stock to a single investor at a purchase price of $100,000.

     In December 1999, INFC issued 751 shares of Series C Preferred Stock to a single investor at a purchase price of $751,000. In connection with such offering, INFC paid underwriting fees equal to 5.0% of the offering and warrants to purchase an aggregate of 15,020 shares of common stock.

     In January 2000, INFC issued 5,000 shares of Series B Preferred Stock to a single investor for nominal consideration in connection with such investor's conversion of INFC debt into equity.

     All securities were issued pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of INFC and the Independent Auditors' Report set forth on pages 12 through 19 of the 2000 Annual Report to Shareholders are incorporated herein by reference:

          1.  Independent Auditors' Report.

          2.  Consolidated Balance Sheets as of March 31, 2000 and March 31,
              1999.

          3. Consolidated Statements of Operations for the Years Ended March 31, 2000 and 1999.

          4. Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 2000 and 1999.

          5. Consolidated Statements of Cash Flows for the Years Ended March 31, 2000 and 1999.

          6. Notes to Consolidated Financial Statements as of March 31, 2000 and 1999.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                   PART III

ITEM 9  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of INFC as of March 31, 2000 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

     Previous and Present Duties and Responsibilities:

                                             Position and Business
          Name & Age                     Experience for Past Five Years
-------------------------------------------------------------------------------------
James B. Quarles, 47            January 1998 to Present         President and Chief
                                                                Executive Officer of
                                                                INFC

                                October 1997 to February 1998   Sole officer, director and
                                                                shareholder of Q
                                                                Enterprises, Inc.,
                                                                Roanoke, Virginia
                                                                (consulting)

                                May 1997 to October 1997        Senior Vice President of
                                                                INFC

                                January 1987 to December 1996   Chairman and President
                                                                of Enviros, Inc., Seattle,
                                                                WA (biotechnical)

Navin D. Sheth, 53              January 1998 to Present         Chief Financial Officer of
                                                                INFC

                                June 1994 to Present            Executive Vice President
                                                                of INFC

                                May 1996 to Present             Chief Operating Officer of
                                                                ICVA

Coleman S. Lyttle, 47           June 1994 to Present            President of ICVA

Warren E. Beam, Jr., 43         April 1998 to Present           Secretary of INFC

                                January 1993 to January 1998    Treasurer of Spurlock
                                                                Adhesives, Inc. and
                                                                Spurlock Industries, Inc.
                                                                and their predecessors
                                                                (chemical manufacturing)

     For information with respect to the Directors of the registrant, see "Election of Directors" at pages 9 and 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 31,2000, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 31, 2000, is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation," at pages 6 and 7 of the Proxy Statement for the

     Annual Meeting of Shareholders to be held July 31, 2000, is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 31, 2000, is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2000, is incorporated herein by reference.



 ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

      (a) List of documents filed as part of this report:




         (a)  Exhibits to this Form 10-KSB are as follows:


                 Exhibit No.                Description
                 -----------                -----------

                     13 2000 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the
                                            Commission only and is not to be
                                            deemed filed as part of this Annual
                                            Report on Form 10-KSB)

                     21                     Subsidiaries of the Company

                     23 Accountant's Consent (Goodman & Co., LLP Consent to Incorporate by
                                            Reference Report into S-8 Filing)

                     27                     Financial Data Schedule



    (b)     Reports on Form 8-K:

              Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRACORPS INC.

By:      /s/ Warren E. Beam, Jr.                          6/29/00
         -----------------------                          -------
         Warren E. Beam, Jr.                              Date
         Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James B. Quarles                        6/29/00*                President, Chief Executive Officer
---------------------------------------------------
James B. Quarles                            Date                    and Director


/s/ Navin D. Sheth                          6/29/00                 Chief Financial Officer, Treasurer
---------------------------------------------------
Navin D. Sheth                              Date                    (Principal Financial Officer)


/s/ Warren E. Beam, Jr.                      6/29/00                Secretary
---------------------------------------------------
Warren E. Beam, Jr.                         Date                    (Principal Accounting Officer)


/s/ Coleman S. Lyttle                       6/29/00                  Director
---------------------------------------------------
Coleman S. Lyttle                           Date


/s/ Terence R. Dellecker                    6/29/00                  Director
---------------------------------------------------
Terence R. Dellecker                        Date


/s/ John R. Potter                          6/29/00                  Director
---------------------------------------------------
John R. Potter                              Date


/s/ Allen Kahn                              6/29/00                  Director
---------------------------------------------------
Allen Kahn                                  Date


/s/ James G. Zumwalt                        6/29/00                  Director
---------------------------------------------------
James G. Zumwalt                            Date


/s/ Claudio Faria Santos                    6/29/00                  Director
---------------------------------------------------
Claudio Faria Santos                        Date

                               INDEX TO EXHIBITS


Exhibit No.      Description
----------       -----------

     13 2000 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-KSB)

     21          Subsidiaries of the Company

     23 Accountant's Consent (Goodman & Co., LLP Consent to Incorporate by Reference Report into S-8 Filing)

     27          Financial Data Schedule