Form 10QSB
period 2000-06-30
INFRACORPS INC
filed 2000-08-10
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  June 30, 2000            Commission File No. 00019678
--------------------------------------------------------------------------------


                                INFRACORPS, INC.
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


--------------------------------------------------------------------------------
        Registrant's telephone number, including area code (804) 272-6600


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
                                                     Yes     x      No
                                                           -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.


            Class                                   Number of Shares Outstanding
------------------------------                      ----------------------------
         Common Stock                                       16,392,387

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                   June 30, 2000            March 31, 2000
                                                                                   -------------            --------------
ASSETS                                                                              (unaudited)                (audited)
------
Current assets:
   Cash and cash equivalents                                                       $    134,437                   449,429
   Accounts receivable:
      Trade (net of allowance of $50,000 at June 30, 2000 and
         March 31, 2000)                                                              4,367,253                 3,829,893
      Other                                                                              22,917                    24,317
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          958,104                 1,007,464
   Notes receivable - current                                                           177,952                   177,952
   Inventory                                                                          1,180,843                 1,166,796
   Prepaid expenses                                                                      65,956                    62,897
                                                                                   ------------              ------------
         Total current assets                                                         6,907,462                 6,718,748
                                                                                   ------------              ------------
Property, plant and equipment:
   Furniture and fixtures                                                               369,236                   369,236
   Machinery, tools and equipment                                                     6,988,571                 6,920,993
   Vehicles                                                                           2,007,335                 1,898,952
   Leasehold improvements                                                               307,663                   307,663
                                                                                   ------------              ------------
                                                                                      9,672,805                 9,496,844
   Less accumulated depreciation                                                      4,491,871                 4,366,147
                                                                                   ------------              ------------
         Total property, plant and equipment, net                                     5,180,934                 5,130,697
                                                                                   ------------              ------------
Other assets:
   Restricted cash                                                                      600,000                   600,000
   Notes receivable                                                                     159,158                   169,205
   Cash value of life insurance                                                          23,469                    23,469
   Assets under contractual arrangements (net of
      valuation allowance of $858,000)                                                  183,051                   183,051
   Other assets                                                                         198,944                   206,021
                                                                                   ------------              ------------
         Total other assets                                                           1,164,622                 1,181,746
                                                                                   ------------              ------------
      Total assets                                                                 $ 13,253,018             $  13,031,191
                                                                                   ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            June 30, 2000    March 31, 2000
                                                                            -------------    --------------
                                                                              (unaudited)      (audited)
Current liabilities:

   Bank overdraft                                                          $          0          97,322
   Notes payable to bank                                                      1,250,000       1,000,000
   Notes payable to affiliates                                                  945,820         602,019
   Current portion of long-term debt                                            867,797         867,797
   Accounts payable                                                           2,739,146       3,750,104
   Accrued expenses and other current liabilities                               323,224         372,154
                                                                           ------------    ------------

         Total current liabilities                                            6,125,987       6,689,396
                                                                           ------------    ------------
Long-term liabilities:
   Long-term debt                                                             2,694,442       1,881,900
   Liabilities of business transferred under contractual
      arrangements                                                              112,848         140,339
                                                                           ------------    ------------
         Total liabilities                                                    8,933,277       8,711,635
                                                                           ------------    ------------

Stockholders' equity:
   Preferred stock, no par value,  authorized  5,000,000 shares:
      4% cumulative Series A, $1 convertible,  1,850,000 shares
        outstanding at June 30, 2000 and  March 31, 2000
        (liquidation  value of $1,850,000)                                      830,311         830,311
      8% Series B, 15,421 shares outstanding at June 30, 2000 and
        March 31, 2000 (liquidation value of $1,542,100)                      1,542,100       1,542,100
      6% Series C, 751 shares outstanding at June 30, 2000 and
        March 31, 2000 (liquidation value of $751,000)                          713,317         713,317
   Common stock, no par value; authorized 30,000,000
      shares; issued and outstanding 16,392,387
       at June 30, 2000 and March 31, 2000                                    5,933,226       5,933,226
   Retained earnings (accumulated deficit)                                   (4,699,213)     (4,699,398)
                                                                           ------------    ------------


         Total stockholders' equity                                           4,319,741       4,319,556
                                                                           ------------    ------------

         Total liabilities and  stockholders' equity                       $ 13,253,018    $ 13,031,191
                                                                           ============    ============

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                        Three months ended
                                                               June 30, 2000       June 30, 1999
                                                               -------------       -------------
                                                                (unaudited)         (unaudited)
Contract Revenues - Commercial                                 $ 6,379,305          $ 4,934,009
Cost of goods and services                                       5,578,064            4,270,668
Selling, general and administrative expenses                       644,841              583,850
                                                               -----------          -----------
                                                                   156,400               79,491
Interest income                                                     10,131               10,152
Interest expense                                                  (125,738)             (56,095)
Gain on sale of equipment                                            1,500                  695
                                                               -----------          -----------
Net income before income taxes                                      42,293               34,243
Provision for income taxes                                              --                   --
                                                               -----------          -----------
Net income                                                     $    42,293          $    34,243
                                                               ===========          ===========

Earnings per common share:
          Basic                                                $       .00          $       .00
          Diluted                                              $       .00          $       .00

Average shares of common stock used for above computation:
          Basic                                                 16,392,387           16,492,043
          Diluted                                               18,430,358           18,309,043

INFRACORPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   Preferred   Preferred      Preferred
                                     Stock       Stock         Stock
                                   Series A     Series B      Series C           Common Stock
                                  -----------------------------------------------------------------   Accumulated
                                     Amount      Amount        Amount         Shares       Amount       Deficit        Total
                                  ----------- ------------  ------------   ----------   -----------  ------------   -----------
Balances at March 31, 2000        $ 830,311   $ 1,542,100   $   713,317    16,392,387   $ 5,933,226   $(4,699,398)   $ 4,319,556

Dividends                               -             -             -             -             -         (42,108)       (42,108)

Net income                              -             -             -             -             -          42,293         42,293
                                  ------------------------------------------------------------------------------------------------
Balances at June 30, 2000         $ 830,311   $ 1,542,100   $   713,317    16,392,387   $ 5,933,226   $(4,699,213)   $ 4,319,741
                                  ================================================================================================

INFRACORPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Three months ended
                                                                                    June 30, 2000     June 30, 1999
                                                                                    -------------     -------------
                                                                                     (unaudited)       (unaudited)
Cash flows from operating activities:
      Net income                                                                    $    42,293        $    34,243

Adjustments  to  reconcile  net  income  to net cash  used in  operating activities:
      Depreciation and amortization                                                     125,724            107,324
      Gain on sale of fixed assets                                                       (1,500)              (695)

Increase/decrease in operating assets and liabilities:
      Accounts receivable                                                              (535,960)           (43,291)
      Costs and estimated earnings in excess of billings on uncompleted contracts        49,360             29,203
      Inventories                                                                       (14,047)           (36,361)
      Prepaid expenses                                                                   (3,059)            (9,181)
      Accounts payable                                                               (1,010,958)          (429,678)
      Accrued expenses and other liabilities                                            (48,930)           (78,095)
      Other assets                                                                        7,077             (4,058)
                                                                                    -----------        -----------

Net cash used in operating activities                                                (1,390,000)          (430,589)

Cash flow from investing activities:
      Purchase of property, plant and equipment                                        (174,461)          (652,628)
      Notes receivable decrease (increase)                                               10,047             (6,263)
                                                                                    -----------        -----------
Net cash used in investing activities                                                  (164,414)          (658,891)



(continued)


                                                                                Three months ended
                                                                         June 30, 2000      June 30, 1999
                                                                         -------------      -------------
                                                                           (unaudited)     (unaudited)
Cash flows from financing activities:
      Bank overdraft (decrease)                                              (97,322)      (225,135)
      Principal payments on long-term debt and notes payable
         to affiliates                                                      (118,657)       (73,555)
      Proceeds from line of credit                                           250,000        950,000
      Proceeds from notes payable affiliates                                 400,000              0
      Proceeds from long-term debt                                           875,000        287,500
      Payments on notes payable                                                    0         (2,500)
      Payment on liabilities transferred under contractual arrangements      (27,491)            --
      Dividend paid                                                          (42,108)       (20,841)
      Proceeds from sale of preferred shares                                       0        100,000
                                                                         -----------    -----------
      Net cash provided by financing activities                            1,239,422      1,015,469
                                                                         -----------    -----------

Decrease in cash and cash equivalents                                       (314,992)       (74,011)
Cash and cash equivalents at beginning of year                             1,049,429        872,259
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $   734,437    $   798,248
                                                                         ===========    ===========




Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $125,738 and $56,095 for the three months ended June 30, 2000 and June 30, 1999 respectively.

INFRACORPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Infracorps, Inc. and Subsidiaries as of June 30, 2000 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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


NOTE D--CASH AND CASH EQUIVALENTS

Restricted cash of $600,000 is not included in current cash and cash equivalents, as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the Limestone Emission Control (LEC) technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.

NOTE E--CONTINGENT LIABILITIES AND OTHER MATTERS

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

If the LEC technology does not meet contract specifications China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note D of Notes to Consolidated Financial Statements for additional information.

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from BB&T for $1,000,000 and was able to increase the line to $1,250,000 effective March 31, 2000. The interest rate is prime plus one percent payable monthly. Additional equity or credit is being sought. Management's success in this regard will, to a large extent, depend upon whether InfraCorps is able to accomplish the assignment without recourse of the China Steel contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful. See notes D of Notes to Consolidated Financial Statements for additional information.

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

Results of operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         Revenues for the three month period ended June 30, 2000 ("first quarter of fiscal 2001") were $6,379,305 compared to $4,934,009 for the three month period ended June 30, 1999 ("first quarter of fiscal 2000") resulting in a 29% increase in revenues. This increase is due to large contracts received near fiscal year end 2000 as well as increase in construction and rehabilitation activity in the region. Fiscal year 2001 includes the revenues from the newly formed subsidiary InfraCorps Technology, Inc., which was just beginning operations in the first quarter of fiscal 2000.

         Cost of goods and services for the first quarter of fiscal 2001 were $5,578,064 or 87.4% of sales, as compared to $4,270,668 or 86.5% for the first quarter of fiscal 2000. Gross profits for the first quarter of fiscal 2001 were $801,241 or 12.6% of sales, as compared to $663,341 or 13.5% of sales for the first quarter of fiscal 2000. These decreases in gross profits are due to larger contracts being awarded based on lower bids with a lower gross margin.

         Selling, general and administrative expenses were $644,841 for the first quarter of 2001, or 10.1% of net sales, as compared to $583,850 for the first quarter of fiscal 2000, or 11.8% of net sales. The selling, general and administrative expense increased in the first quarter, due to expenses related to InfraCorps Technology, Inc., but there was an overall decrease in the percentage of net sales due to higher revenues.

         Gain on sale of assets was $1,500 for the first quarter of fiscal 2001, as compared to $695 for the first quarter of fiscal 2000. Interest expense for the first quarter of fiscal 2001 was $125,738, compared to $56,095 for the first quarter of fiscal 2000. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. The increase in interest expense was due to an increase in outstanding debt and capital leases as well as the increase in interest rates.

         Profit before interest income expense and gains on sales of equipment for the first quarter of fiscal 2001 was $156,400 compared to $79,491 for first quarter of fiscal 2000. Net income for the first quarter of fiscal 2001 was $42,293, compared to $34,243 for first quarter of fiscal 2000.

Liquidity And Capital Resources As Of June 30, 2000

         In March 2000, the secured credit line was increased to $1,250,000. The note that established the line calls for a monthly interest of prime plus 1% over a three year term. At June 30, 2000, the balance owed under this line was $1,250,000. The credit line is provided by BB&T.

         Major components of cash flows used in operating activities include a decrease in accounts payable of $1,010,958 and an increase of $535,960 in accounts receivable. The credit line and notes payable were used to reduce accounts payable. The increase in accounts receivable is due to the higher volume of contract revenue discussed above. Adjustments to net cash flows are depreciation and amortization of $125,724.

         Net cash used in investing activities of $164,414 consisted mainly of purchase of property, plant and equipment in the amount of $174,461. The net cash from financing activities of $1,239,422 include, in part, proceeds from the line of credit of $250,000, proceeds from notes payable of $875,000, proceeds from notes payable affiliates of $400,000 and principle payments of $118,657. The cash and cash equivalents at June 30, 2000 was $734,437, which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

         New orders received for the first quarter of fiscal 2001 were $7,491,666 compared to $8,827,164 for the first quarter of fiscal 2000. Backlog at June 30, 2000 was $20,200,000, compared to $15,955,000 at June 30, 1999. New orders are being received to keep pace with work being performed and maintain a backlog.

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


                                                     INFRACORPS, INC.


DATE     August 14, 2000                    BY:      /s/James B. Quarles
         ---------------                             --------------------------
                                                     James B. Quarles
                                                     Chairman and President



DATE     August 14, 2000                    BY:      /s/Warren E. Beam, Jr.
         ---------------                             --------------------------
                                                     Warren E. Beam, Jr.
                                                     Secretary and Controller