Form 10QSB
period 2000-09-30
INFRACORPS INC
filed 2000-11-14
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended September 30, 2000         Commission File No. 00019678
-------------------------------------------------------------------------------

                                  INFRACOR INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Virginia                                54-1414643
-------------------------------------------------------------------------------
    State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


           7400 Beaufont Springs Drive, Suite 415, Richmond, VA 23225
-------------------------------------------------------------------------------
                    (Address)                                (Zip Code)


        Registrant's telephone number, including area code (804) 272-6600
-------------------------------------------------------------------------------

                                InfraCorps Inc.
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                              Yes     x        No
                                  ----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.


      Class                              Number of Shares Outstanding
------------------               ---------------------------------------------
   Common Stock                                   16,392,387

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                        September 30, 2000      March 31, 2000
                                        ------------------      --------------
ASSETS                                     (unaudited)             (audited)
------
Current assets:
 Cash and cash equivalents                 $   302,423           $   449,429
 Accounts receivable:
  Trade (net of allowance of
   $50,000 at September 30,
   2000 and
   March 31, 2000)                           5,595,245             3,829,893
  Other                                         22,917                24,317
 Costs and estimated
  earnings in excess of
  billings
  on uncompleted contracts                     938,104             1,007,464
 Notes receivable                              153,057               177,952
 Inventory                                   1,293,579             1,166,796
 Prepaid expenses                               61,765                62,897
                                           -----------           -----------
   Total current assets                      8,391,985             6,718,748
                                           -----------           -----------

Property, plant and
 equipment:
 Furniture and fixtures                        369,236               369,236
 Machinery, tools and
  equipment                                  7,052,744             6,920,993
 Vehicles                                    2,018,116             1,898,952
 Leasehold improvements                        307,663               307,663
                                           -----------           -----------
                                             9,747,759             9,496,844
 Less accumulated
  depreciation                               4,636,808             4,366,147
                                           -----------           -----------
Total property, plant and equipment, net     5,110,951             5,130,697
                                           -----------           -----------
Other assets:
 Restricted cash                               600,000               600,000
 Notes receivable                              169,205               169,205
 Cash value of life insurance                   23,469                23,469
 Assets under contractual
  arrangements (net of
  valuation allowance of
   $858,000)                                   183,051               183,051
 Other assets                                  197,069               206,021
                                           -----------           -----------
   Total other assets                        1,147,899             1,181,746
                                           -----------           -----------

  Total assets                             $14,650,835           $13,031,191
                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30, 2000    March 31, 2000
                                                               ------------------    --------------
                                                                   (unaudited)         (audited)
Current liabilities:

 Bank overdraft                                                   $         0        $    97,322
 Accounts payable                                                   4,662,952          3,750,104
 Accrued expenses and other current liabilities                       206,794            372,154
 Notes payable to bank - line of credit                             1,550,000          1,000,000
 Notes payable to affiliates                                          482,900            602,019
 Current portion of long-term debt                                    867,797            867,797
                                                                  -----------        -----------

     Total current liabilities                                      7,770,443          6,689,396

Long-term liabilities:
 Long-term debt                                                     2,405,814          1,881,900
 Liabilities of business transferred under contractual
   arrangements                                                        99,940            140,339
                                                                  -----------        -----------

     Total liabilities                                             10,276,197          8,711,635
                                                                  -----------        -----------

Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares:
   4% cumulative Series A, $1 convertible, 1,850,000 shares
      outstanding at September 30, 2000 and March 31, 2000
      (liquidation value of $1,850,000)                               830,311            830,311
   8% Series B, 23,421 and 15,241 shares outstanding at
      September 30, 2000 and March 31, 2000, respectively
      (liquidation value of $2,342,100)                             2,342,100          1,542,100
   6% Series C, 0 and 751 shares outstanding at September 30,
      2000 and March 31, 2000                                               0            713,317
 Common stock, no par value; authorized 30,000,000
   shares; issued and outstanding 16,392,387 shares at
   September 30, 2000 and March 31, 2000                            5,933,226          5,933,226
 Retained earnings (accumulated deficit)                           (4,730,999)        (4,699,398)
                                                                  -----------        -----------


     Total stockholders' equity                                     4,374,638          4,319,556
                                                                  -----------        -----------

     Total liabilities and  stockholders' equity                  $14,650,835        $13,031,191
                                                                  ===========        ===========

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three months ended            Six months ended
                                                                 September 30   September 30   September 30   September 30
                                                                     2000           1999           2000           1999
                                                                 ------------   ------------   ------------   ------------
                                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)
Contract Revenues                                                 $ 6,770,601    $ 5,266,816    $13,149,906    $10,200,825
Cost of goods and services                                          6,132,787      4,471,628     11,710,851      8,742,296
                                                                  -----------    -----------    -----------    -----------
Gross Profits                                                         637,814        795,188      1,439,055      1,458,529
Selling, general and administrative expenses                          559,888        683,941      1,204,729      1,267,791
                                                                  -----------    -----------    -----------    -----------
                                                                       77,926        111,247        234,326        190,738
Interest income                                                        12,434          6,891         22,565         17,043
Interest expense                                                     (153,832)       (79,767)      (279,570)      (135,862)
Gain on sale of equipment                                              (1,500)             0              0            695
Other, net                                                            119,340              0        119,340              0
                                                                  -----------    -----------    -----------    -----------
Income before income taxes                                        $    54,368    $    38,371    $    96,661    $    72,614
Provision for income taxes                                                  0              0              0              0
                                                                  -----------    -----------    -----------    -----------
Net income                                                        $    54,368    $    38,371    $    96,661    $    72,614
                                                                  ===========    ===========    ===========    ===========


Net income per common shares:
     Basic                                                              $0.00          $0.00    $      0.01    $      0.00
     Diluted                                                            $0.00          $0.00    $      0.01    $      0.00

Average shares of common stock used for
  above computation:
     Basic                                                         16,392,387     16,392,387     16,392,387     16,392,387
     Diluted                                                       19,156,554     18,547,172     19,124,484     18,666,929

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Preferred   Preferred   Preferred
                                           Stock        Stock      Stock
                                          Series      Series B    Series C           Common Stock
                                         --------------------------------------------------------------    Accumulated
                                           Amount      Amount      Amount        Shares        Amount        Deficit       Total
                                         ---------   ----------  ---------     ----------    ----------    -----------   ----------
Balances at March 31, 2000               $830,311    $1,542,100  $ 713,317     16,392,387    $5,933,226    $(4,699,398)  $4,319,556

Dividends                                       -             -          -              -             -        (42,108)     (42,108)

Net income                                      -             -          -              -             -         42,293       42,293
                                         ------------------------------------------------------------------------------------------

Balances at June 30, 2000                $830,311    $1,542,100  $ 713,317     16,392,387    $5,933,226    $(4,699,213)  $4,319,741

Dividends                                       -             -          -              -             -        (86,154)     (86,154)

Net income                                      -             -          -              -             -         54,368       54,368

Issuance of Series B Preferred Stock            -       800,000          -              -             -              -      800,000

Redemption of Series C Preferred Stock          -             -   (713,317)             -             -              -     (713,317)
                                         ------------------------------------------------------------------------------------------

Balances at September 30, 2000           $830,311    $2,342,100  $       0     16,392,387    $5,933,226    $(4,730,999)  $4,374,638
                                         ==========================================================================================

INFRACOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                        Six months ended
                                                                                          September 30, 2000   September 30, 1999
                                                                                          -------------------  -------------------
                                                                                              (unaudited)           (unaudited)

Cash flows from operating activities:
   Net income                                                                                  $    96,661            $  72,614

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                                   270,661              269,690
   Gain on disposal of equipment                                                                         0                 (695)

Increase/decrease in operating assets and liabilities:
   Accounts receivable                                                                          (1,765,352)            (428,705)
   Costs and estimated earnings in excess of billings on uncompleted contracts                    (126,783)             158,583
   Inventories                                                                                      69,360             (141,096)
   Prepaid expenses                                                                                  1,132              (74,412)
   Accounts payable                                                                                912,848                7,972
   Accrued expenses and other liabilities                                                         (165,360)            (357,215)
   Other assets                                                                                      8,952               (2,433)
                                                                                               -----------            ---------

Net cash used in operating activities                                                             (697,881)            (495,697)
                                                                                               -----------            ---------

Cash flow from investing activities:
   Purchase of property, plant and equipment                                                      (250,915)            (788,022)
   Notes receivable decrease                                                                        26,294                6,827
                                                                                               -----------            ---------

Net cash used in investing activities                                                             (224,621)            (781,195)
                                                                                               -----------            ---------

INFRACOR INC. AND SUBSIDIARIES


                                                                    Six months ended
                                                        September 30, 2000   September 30, 1999
                                                        -------------------  -------------------
                                                            (unaudited)          (unaudited)
Cash flows from financing activities:
   Bank overdraft decreases                                    (97,322)            (241,931)
   Proceeds from line of credit                                550,000            1,000,000
   Issuance of preferred stock                                 800,000              100,000
   Redemption of preferred stock                              (713,317)                   0
   Dividends paid                                             (128,262)             (41,682)
   Principal payments on notes payable to affiliates          (119,119)            (160,403)
   Proceeds from long-term debt                                523,914              471,190
   Payment on liabilities transferred under contractural
      arrangements                                             (40,399)                   -
                                                            ----------           ----------

Net cash provided by financing activities                      775,496            1,127,174
                                                            ----------           ----------


Decrease in cash and cash equivalents                        (147,006)            (149,718)
Cash and cash equivalents at beginning of year
   (including restricted cash of $600,000)                  1,049,429              872,259
                                                            ----------           ----------

Cash and cash equivalents at end of period
   (including restricted cash of $600,000)                 $  902,423           $  722,541
                                                            ==========           ==========


Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable, capital leases and long-term debt was $279,570 and $135,862 for the six months ended September 30, 2000 and September 30, 1999 respectively. Redemption of Series C preferred stock totaled $757,975 including accrued dividends.

INFRACOR INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Infracor, Inc. and its subsidiaries as of September 30, 2000 and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of InfraCor Inc. (formerly InfraCorps Inc.) and its wholly-owned subsidiaries, IC Subsidiary, Inc., ETS Analytical Services, Inc., Infracor of Virginia, Inc. and its subsidiary Infracor of Florida, Inc. (formerly ETS Liner, Inc.), Infracor Technology, Inc. and Infracor International, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share.

NOTE D--CASH AND CASH EQUIVALENTS

Restricted cash of $600,000 is not included in current cash and cash equivalents as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the Limestone Emission Control (LEC) technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. See note E of Notes to Consolidated Financial Statements for additional information.

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

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from BB&T for $1,000,000 and was able to increase the line to $1,250,000 effective March 31, 2000. The line was further increased to $2,000,000 effective August 28, 2000. The interest rate is prime plus one percent payable monthly. Additional equity or credit is being sought. Management's success in this regard will, to a large extent, depend upon whether Infracor is able to accomplish the assignment without recourse of the China Steel contract to ATI. While negotiations with China Steel Corporation are on-going, there can be no assurance that such negotiations will be successful. See notes D of Notes to Consolidated Financial Statements for additional information.

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

Results of operations

Three months and six months ended September 30, 2000 compared to three months and six months ended September 30, 1999

  Revenues for the three month period ended September 30, 2000 ("second quarter of fiscal 2001") were $6,770,601 compared to $5,266,816 for the three month period ended September 30, 1999 ("second quarter of fiscal 2000") resulting in a 28.6% increase in revenues. Revenues for the six month period ended September 30, 2000 ("year to date fiscal 2001") were $13,149,906 compared to $10,200,825 for the six month period ended September 30, 1999 ("year to date fiscal 2000") resulting in a 28.9% increase in revenues. This increase reflects the increased backlog of work being completed.

  Cost of goods and services for the second quarter of fiscal 2001 were $6,132,787 or 90.6% of sales compared to $4,471,628 or 84.9% of sales for the second quarter of fiscal 2000. Gross profits for the second quarter of fiscal 2001 were $637,814 or 9.4% of sales as compared to $795,188 or 14.1% of sales for the second quarter of fiscal 2000. Cost of goods and services for the year to date fiscal 2001 were $11,710,851 or 89.1% of sales compared to $8,742,296 or 85.7% of sales for the year to date fiscal 2000. Gross profits for the year to date fiscal 2001 were $1,439,055 or 10.9% of sales compared to $1,458,529 or 15.1% of sales for the year to date fiscal 2000. These decreases in gross profits are due to the use of subcontractors that are required by larger contracts which reduces net profit.

  Selling, general and administrative expenses were $559,888 or 8.3% of net sales for the second quarter of fiscal 2001 compared to $683,941 for the second quarter of fiscal 2000 or 13% of net sales. Selling, general and administrative expenses were $1,204,729 for the year to date fiscal 2001 or 9.2% of net sales compared to $1,267,791 or 12.4% of net sales for the year to date fiscal 2000. The general and administrative expense continues to decrease due to cost savings associated with the management's cost containment efforts.

  Gain on sale of assets was $0 for the year to date fiscal 2001 compared to $695 for the year to date fiscal 2000. Interest expense for the second quarter of fiscal 2001 was $153,832 compared to $79,767 for the second quarter of fiscal 2000. Interest expense for the year to date fiscal 2001 was $279,570 compared to $135,862 for the year to date fiscal 2000. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This increase reflects the increase in capital leases and higher interest rates. Other income was $119,340 for the second quarter of fiscal 2001, which reflected the collection of an insurance settlement. Net profit for the second quarter of fiscal 2001 was $54,368 compared to $38,371 for the second quarter of fiscal 2000. Profit for the year to date fiscal 2001 was $96,661 compared to $72,614 for year to date fiscal 2000.

Liquidity And Capital Resources As Of September 30, 2000

  In April 1999, a secured credit line of up to $1,000,000 was obtained from BB&T. In March 2000, the line was increased to $1,250,000 and subsequently increased to $2,000,000 effective August 28, 2000. The note that established the line calls for a monthly interest of prime plus 1% over a three-year term. At September 30, 2000, the balance owed under this line was $1,550,000.

  Major components of cash flows used in operating activities include a decrease in accrued expenses of $165,360 and an increase in accounts receivable of $1,765,352 and in accounts payable of $912,848. Adjustments to net cash flows include depreciation and amortization of $270,661. These increases reflect the increased work and revenue billed during the quarter.

  Net cash used in investing activities of $224,621 consisted mainly of purchase of property, plant and equipment in the amount of $250,915. The net cash from financing activities of $775,496 includes in part proceeds from line of credit of $550,000, proceeds from long term debt of $523,914, principal payments of $159,518 and repayment of bank overdraft of $97,322. Redemption of the series C preferred stock was accomplished by the issuance of Series B preferred stock. Preferred dividends include the payment of dividends to Series B and Series C preferred stockholders. The cash and cash equivalents at September 30, 2000 was $902,423 which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

  New orders received for the second quarter of fiscal 2001 were $3,793,600 compared to $10,998,906 for the second quarter of fiscal 2000. New orders received for the year to date fiscal 2001 are $11,285,266 compared to $19,376,070 for year to date fiscal 2000. Backlog at September 30, 2000 was $17,203,000 compared to $21,732,000 at September 30, 1999. New orders were held by the municipalities during the quarter and are expected to be released in the third quarter.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Not Applicable.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
          None

Item 2.   CHANGES IN SECURITIES.

          As of September 30, 2000, the Company sold an aggregate of 8,000 shares of Series A Preferred Stock for $800,000 to a single investor in a transaction exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               On July 31, 2000, the Company held its annual shareholders' meeting. The matters presented and the vote counts are as follows:

       1. Five individuals were nominated by management and elected by the shareholders by the following votes:

                                  FOR      WITHHELD
                               ----------  --------
       Terence R. Dellecker    13,173,273    55,000
                               ----------   -------

       Coleman S. Lyttle       13,194,973    33,300
                               ----------   -------

       John R. Potter          13,181,173    47,100
                               ----------   -------

       James B. Quarles        13,184,573    43,700
                               ----------   -------

       Navin D. Sheth          12,804,773   423,500
                               ----------   -------


       2. An amendment to the Company's Articles of Incorporation changing the Company's name from "InfraCorps Inc." to "InfraCor Inc." was approved by the shareholders by the following votes:

                 FOR                AGAINST        ABSTAIN
                 ---                -------        -------

              13,135,198            72,950         20,125

     3. The approval of the Board of Directors appointment of Goodman & Company LLP as auditors for fiscal 2001 was approved by the shareholders by the following votes:

                  FOR               AGAINST               ABSTAIN
                  ---               -------               -------
              13,192,157             12,200               23,916

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


                              INFRACOR INC.


DATE November 13, 2000        BY:   /s/ James B. Quarles
     -----------------              ------------------------------
                                    James B. Quarles
                                    Chairman and President



DATE November 13, 2000        BY:   /s/ Warren E. Beam, Jr.
     -----------------              ------------------------------
                                    Warren E. Beam, Jr.
                                    Secretary and Controller