Form 10QSB/A
period 2000-09-30
INFRACORPS INC
filed 2000-11-17
CIK 822367

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                        September 30, 2000      March 31, 2000
                                        ------------------      --------------
ASSETS                                     (unaudited)             (audited)
------
Current assets:
 Cash and cash equivalents                 $   302,423           $   449,429
 Accounts receivable:
  Trade (net of allowance of
   $50,000 at September 30,
   2000 and
   March 31, 2000)                           5,595,245             3,829,893
  Other                                         22,917                24,317
 Costs and estimated
  earnings in excess of
  billings
  on uncompleted contracts                     938,104             1,007,464
 Notes receivable                              153,057               177,952
 Inventory                                   1,293,579             1,166,796
 Prepaid expenses                               61,765                62,897
                                           -----------           -----------
   Total current assets                      8,391,985             6,718,748
                                           -----------           -----------

Property, plant and
 equipment:
 Furniture and fixtures                        369,236               369,236
 Machinery, tools and
  equipment                                  7,052,744             6,920,993
 Vehicles                                    2,018,116             1,898,952
 Leasehold improvements                        307,663               307,663
                                           -----------           -----------
                                             9,747,759             9,496,844
 Less accumulated
  depreciation                               4,636,808             4,366,147
                                           -----------           -----------
Total property, plant and equipment, net     5,110,951             5,130,697
                                           -----------           -----------
Other assets:
 Restricted cash                               600,000               600,000
 Notes receivable                              169,205               169,205
 Cash value of life insurance                   23,469                23,469
 Assets under contractual
  arrangements (net of
  valuation allowance of
   $858,000)                                   183,051               183,051
 Other assets                                  197,069               206,021
                                           -----------           -----------
   Total other assets                        1,147,899             1,181,746
                                           -----------           -----------

  Total assets                             $14,650,835           $13,031,191
                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30, 2000    March 31, 2000
                                                               ------------------    --------------
                                                                   (unaudited)         (audited)
Current liabilities:

 Bank overdraft                                                   $         0        $    97,322
 Accounts payable                                                   4,662,952          3,750,104
 Accrued expenses and other current liabilities                       206,794            372,154
 Notes payable to bank - line of credit                             1,550,000          1,000,000
 Notes payable to affiliates                                          482,900            602,019
 Current portion of long-term debt                                    867,797            867,797
                                                                  -----------        -----------

     Total current liabilities                                      7,770,443          6,689,396

Long-term liabilities:
 Long-term debt                                                     2,405,814          1,881,900
 Liabilities of business transferred under contractual
   arrangements                                                        99,940            140,339
                                                                  -----------        -----------

     Total liabilities                                             10,276,197          8,711,635
                                                                  -----------        -----------

Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares:
   4% cumulative Series A, $1 convertible, 2,650,000 and 1,850,000 shares outstanding at September 30, 2000 and March 31, 2000,
      respectively (liquidation value of $2,650,000)                1,630,311            830,311
   8% Series B, 15,241 shares outstanding at
      September 30, 2000 and March 31, 2000
      (liquidation value of $1,542,100)                             1,542,100          1,542,100
   6% Series C, 0 and 751 shares outstanding at September 30,
      2000 and March 31, 2000                                               0            713,317
 Common stock, no par value; authorized 30,000,000
   shares; issued and outstanding 16,392,387 shares at
   September 30, 2000 and March 31, 2000                            5,933,226          5,933,226
 Retained earnings (accumulated deficit)                           (4,730,999)        (4,699,398)
                                                                  -----------        -----------


     Total stockholders' equity                                     4,374,638          4,319,556
                                                                  -----------        -----------

     Total liabilities and  stockholders' equity                  $14,650,835        $13,031,191
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

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                         Preferred   Preferred   Preferred
                                           Stock        Stock      Stock
                                         Series A     Series B    Series C           Common Stock
                                         --------------------------------------------------------------    Accumulated
                                           Amount      Amount      Amount        Shares        Amount        Deficit       Total
                                         ---------   ----------  ---------     ----------    ----------    -----------   ----------
Balances at March 31, 2000               $830,311    $1,542,100  $ 713,317     16,392,387    $5,933,226    $(4,699,398)  $4,319,556

Dividends                                       -             -          -              -             -        (42,108)     (42,108)

Net income                                      -             -          -              -             -         42,293       42,293
                                         ------------------------------------------------------------------------------------------

Balances at June 30, 2000                $830,311    $1,542,100  $ 713,317     16,392,387    $5,933,226    $(4,699,213)  $4,319,741

Dividends                                       -             -          -              -             -        (86,154)     (86,154)

Net income                                      -             -          -              -             -         54,368       54,368

Issuance of Series A Preferred Stock      800,000             -          -              -             -              -      800,000

Redemption of Series C Preferred Stock          -             -   (713,317)             -             -              -     (713,317)
                                         ------------------------------------------------------------------------------------------

Balances at September 30, 2000           $1,630,311  $1,542,100  $       0     16,392,387    $5,933,226    $(4,730,999)  $4,374,638
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

  Net cash used in investing activities of $224,621 consisted mainly of purchase of property, plant and equipment in the amount of $250,915. The net cash from financing activities of $775,496 includes in part proceeds from line of credit of $550,000, proceeds from long term debt of $523,914, principal payments of $159,518 and repayment of bank overdraft of $97,322. Redemption of the series C preferred stock was accomplished by the issuance of Series A preferred stock. Preferred dividends include the payment of dividends to Series B and Series C preferred stockholders. The cash and cash equivalents at September 30, 2000 was $902,423 which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Not Applicable.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.
          None

Item 2.   CHANGES IN SECURITIES.

          As of September 30, 2000, the Company sold an aggregate of 800,000 shares of Series A Preferred Stock for $800,000 to a single investor in a transaction exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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


DATE November 17, 2000        BY:   /s/ James B. Quarles
     -----------------              ------------------------------
                                    James B. Quarles
                                    Chairman and President



DATE November 17, 2000        BY:   /s/ Warren E. Beam, Jr.
     -----------------              ------------------------------
                                    Warren E. Beam, Jr.
                                    Secretary and Controller