Form 10QSB
period 2000-12-31
INFRACORPS INC
filed 2001-02-13
CIK 822367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2000    Commission File No. 00019678
--------------------------------------------------------------------------------

                                  INFRACOR INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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


                                 (804) 272-6600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to the filing requirements for the past 90 days.

                                    Yes     x          No
                                        ----------        -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                 Number of Shares Outstanding
---------------------------------                  ----------------------------
         Common Stock                                       16,412,387

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     December 31, 2000     March 31, 2000
                                                                     -----------------     --------------
ASSETS                                                                  (unaudited)           (audited)
------
Current assets:
    Cash and cash equivalents                                           $   180,733           $   449,429
    Accounts receivable:
       Trade (net of allowance of $50,000 at December 31, 2000 and
         March 31, 2000)                                                  5,343,699             3,829,893
       Other                                                                 22,787                24,317
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                           1,075,586             1,007,464
    Notes receivable                                                        106,951               177,952
    Inventory                                                             1,304,632             1,166,796
    Prepaid expenses                                                        177,574                62,897
                                                                        -----------           -----------
         Total current assets                                             8,211,962             6,718,748
                                                                        -----------           -----------

Property, plant and equipment:
    Furniture and fixtures                                                  369,236               369,236
    Machinery, tools and equipment                                        7,156,898             6,920,993
    Vehicles                                                              2,020,453             1,898,952
    Leasehold improvements                                                  307,663               307,663
                                                                        -----------           -----------
                                                                          9,854,250             9,496,844
    Less accumulated depreciation                                         4,782,966             4,366,147
                                                                        -----------           -----------
    Total property, plant and equipment, net                              5,071,284             5,130,697
                                                                        -----------           -----------

Other assets:
   Restricted cash                                                          600,000               600,000
   Notes receivable                                                         210,825               169,205
    Cash value of life insurance                                             23,469                23,469
    Assets under contractual arrangements (net of
       valuation allowance of $858,000)                                     154,051               183,051
    Other assets                                                            195,194               206,021
                                                                        -----------           -----------
         Total other assets                                               1,183,539             1,181,746
                                                                        -----------           -----------

       Total assets                                                     $14,466,785           $13,031,191
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31, 2000       March 31, 2000
                                                                       -----------------       --------------
                                                                           (unaudited)            (audited)
Current liabilities:

    Bank overdraft                                                         $          0          $     97,322
    Notes payable to bank - line of credit                                    1,850,000             1,000,000
    Notes payable to affiliates                                                 420,400               602,019
    Current portion of long-term debt                                           867,797               867,797
    Accounts payable                                                          3,772,179             3,750,104
    Accrued expenses and other current liabilities                              170,941               372,154
                                                                           ------------          ------------

         Total current liabilities                                            7,081,317             6,689,396

Long-term liabilities:
    Long-term debt                                                            2,145,198             1,881,900
    Liabilities of business transferred under contractual
       arrangements                                                              90,259               140,339
                                                                           ------------          ------------

         Total liabilities                                                    9,316,774             8,711,635
                                                                           ------------          ------------

Stockholders' equity:
    Preferred stock, no par value, authorized 5,000,000 shares:
       4% cumulative Series A, $1 convertible, 3,400,000 and 1,850,000 shares outstanding at December 31, 2000 and March 31, 2000
         (liquidation value of $3,400,000)                                    2,380,311               830,311
       8% Series B, 15,421 shares outstanding at December 31, 2000 and March 31, 2000, respectively (liquidation value
         of $1,542,100)                                                       1,542,100             1,542,100
       6% Series C, 0 and 751 shares outstanding at December 31,
         2000 and March 31, 2000                                                      0               713,317
    Common stock, no par value; authorized 30,000,000
       shares; issued and outstanding 16,412,387 and 16,392,387
       shares at  December 31, 2000 and March 31, 2000, respectively          5,936,626             5,933,226
    Retained earnings (accumulated deficit)                                  (4,709,026)           (4,699,398)
                                                                           ------------          ------------

         Total stockholders' equity                                           5,150,011             4,319,556
                                                                           ------------          ------------

         Total liabilities and  stockholders' equity                       $ 14,466,785          $ 13,031,191
                                                                           ============          ============

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three months ended                Nine months ended
                                                              December 31      December 31     December 31      December 31
                                                                  2000            1999            2000              1999
                                                                  ----            ----            ----              ----
                                                              (unaudited)      (unaudited)     (unaudited)       (unaudited)
Contract revenues                                            $  6,702,994     $  7,244,918     $ 19,852,900     $ 17,445,743
Cost of goods and services                                      5,930,887        6,435,774       17,641,738       15,178,070
                                                             ------------     ------------     ------------     ------------
Gross profits                                                     772,107          809,144        2,211,162        2,267,673

Selling, general and administrative expenses                      540,572          663,576        1,745,301        1,931,367
                                                             ------------     ------------     ------------     ------------
                                                                  231,535          145,568          465,861          336,306
Interest income                                                    12,171            5,342           34,736           22,385
Interest expense                                                 (166,757)         (80,572)        (446,327)        (216,434)
Gain on sale of equipment                                               0            1,000                0            1,695
Other, net                                                              0                0          119,340                0
                                                             ------------     ------------     ------------     ------------
Income before income taxes                                   $     76,949     $     71,338     $    173,610     $    143,952

Provision for income taxes (benefit)                                    0                0                0                0
                                                             ------------     ------------     ------------     ------------
Net income                                                   $     76,949     $     71,338     $    173,610     $    143,952
                                                             ============     ============     ============     ============

Net income per common share:
          Basic                                              $       0.00     $       0.00     $       0.01     $       0.01
          Diluted                                            $       0.00     $       0.00     $       0.01     $       0.01

Average shares of common stock used for
   above computation:
          Basic                                                16,412,387       16,492,043       16,412,387       16,395,487
          Diluted                                              19,031,384       19,742,043       19,946,037       18,277,672

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Preferred Stock PreferredStock Preferred Stock
                                           Series A        Series B      Series C       Common Stock          Accumulated
                                      ---------------------------------------------------------------------  ------------------
                                            Amount       Amount     Amount       Shares      Amount       Deficit      Total
                                        ------------ ------------------------  ----------  ----------    ----------   ---------
Balances at March 31, 2000                $  830,311  $ 1,542,100  $  713,317   16,392,387  $ 5,933,226  $ (4,699,398) $ 4,319,556

Dividends                                          -            -           -            -            -       (42,108)     (42,108)
Net income                                         -            -           -            -            -        42,293       42,293
                                            ---------------------------------------------------------------------------------------
Balances at June 30, 2000                 $  830,311  $ 1,542,100  $  713,317   16,392,387  $ 5,933,226  $ (4,699,213) $ 4,319,741

Dividends                                          -            -           -            -            -       (86,154)     (86,154)
Net income                                         -            -           -            -            -        54,368       54,368
Issuance of Series A Preferred               800,000            -           -            -            -             -      800,000
Redemption of Series C Preferred Stock             -            -    (713,317)           -            -             -     (713,317)
                                            ---------------------------------------------------------------------------------------
Balances at September 30, 2000            $1,630,311  $ 1,542,100  $        0   16,392,387  $ 5,933,226  $ (4,730,999) $ 4,374,638

Dividends                                          -            -           -            -            -       (54,976)     (54,976)
Issuance of stock pursuant to options                                                            20,000             -        3,400
Net income                                         -            -           -            -            -        76,949       76,949
Issuance of Series A Preferred Stock         750,000            -           -            -            -             -      750,000
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 2000             $2,380,311  $ 1,542,100  $        0   16,412,387  $ 5,936,626  $ (4,709,026) $ 5,150,011
                                          =========================================================================================

INFRACOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          Nine months ended
                                                                                December 31, 2000   December 31, 1999
                                                                                -----------------   -----------------
                                                                                   (unaudited)          (unaudited)

Cash flows from operating activities:
       Net income                                                                  $    173,610        $  143,952

Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                    429,447           464,055
       Gain on disposal of equipment                                                          0            (1,695)

Increase/decrease in operating assets and liabilities:
       Accounts receivable                                                           (1,512,276)         (724,080)
       Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                        (68,122)          (15,508)
       Inventories                                                                     (137,836)         (287,467)
       Prepaid expenses                                                                (114,677)          (90,438)
       Accounts payable                                                                  22,075          (122,536)
       Accrued expenses and other liabilities                                          (201,213)         (199,989)
       Other assets                                                                      10,827            (6,883)
                                                                                     ----------        ----------

Net cash used in operating activities                                                (1,398,165)         (840,589)
                                                                                     ----------        ----------

Cash flow from investing activities:
       Purchase of property, plant and equipment                                       (370,034)         (861,579)
       Assets under contractual agreement                                                29,000                 0
       Notes receivable decrease                                                         29,383            21,093
                                                                                     ----------        ----------

Net cash used in investing activities                                                  (311,651)         (840,486)
                                                                                     ----------        ----------

INFRACOR INC. AND SUBSIDIARIES

                                                                                                   Nine months ended
                                                                                        December 31, 2000     December 31, 1999
                                                                                        -----------------     -----------------
                                                                                            (unaudited)          (unaudited)
Cash flows from financing activities:
       Bank overdraft decrease                                                                (97,322)              (241,931)
       Proceeds from line of credit                                                           850,000              1,000,000
       Issuance of preferred stock                                                          1,550,000              1,350,000
       Redemption of preferred stock                                                         (713,317)                     0
       Dividends paid                                                                        (183,238)               (62,523)
       Principal payments on notes payable to affiliates                                     (210,677)              (218,012)
       Proceeds from long term debt                                                           523,914                605,384
        Payments on long term debt                                                           (231,560)              (112,500)
        Options exercised                                                                       3,400                      0
       Payments on liabilities transferred under contractual arrangements                     (50,080)                     0
                                                                                          -----------            -----------

Net cash provided by financing activities                                                   1,441,120              2,320,418
                                                                                          -----------            -----------

Increase (decrease) in cash and cash equivalents                                             (268,696)               639,343
Cash and cash equivalents at beginning of year (including restricted cash of $600,000)      1,049,429                872,259
                                                                                          -----------            -----------

Cash and cash equivalents at end of period (including restricted cash of $600,000)        $   780,733            $ 1,511,602
                                                                                          ===========            ===========

Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable, capital leases and long-term debt was $446,327 and $216,434 for the nine months ended December 31, 2000 and December 31, 1999 respectively. Redemption of Series C preferred stock totaled $757,975 including accrued dividends.

INFRACOR INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Infracor, Inc. and its subsidiaries as of December 31, 2000 and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of INFRACOR, Inc. (formerly InfraCorps, Inc.) and its wholly-owned subsidiaries, IC Subsidiary, Inc., ETS Analytical Services, Inc., Infracor of Virginia, Inc. and its subsidiary Infracor of Florida, Inc. (formerly ETS Liner, Inc.), Infracor Technology, Inc. and Infracor International, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE E--CONTINGENT LIABILITIES AND OTHER MATTERS

The Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's China Steel Contract. ATI and Christel Clear Technology, Inc. ("CCTI") agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by three former executive officers of the Company or ETS and former members of the Company's Board of Directors.

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

Results of operations

Three months and nine months ended December 31, 2000 compared to three months and nine months ended December 31, 1999

     Revenues for the three month period ended December 31, 2000 ("third quarter of fiscal 2001") were $6,702,994 compared to $7,244,918 for the three month period ended December 31, 1999 ("third quarter of fiscal 2000") resulting in a 7.5% decrease in revenues. Revenues for the nine month period ended December 31, 2000 ("year to date fiscal 2001") were $19,852,900 compared to $17,445,743 for the nine month period ended December 31, 1999 ("year to date fiscal 2000") resulting in a 13.8% increase in revenues. The decrease in the third quarter of fiscal 2001 is due to holding of orders by municipalities during the second quarter. The increase in the year to date fiscal 2001 is a result of larger contracts becoming available to the Company.

     Cost of goods and services for the third quarter of fiscal 2001 were $5,930,887 or 88.5% of sales compared to $6,435,774 or 88.8% of sales for the third quarter of fiscal 2000. Gross profits for the third quarter of fiscal 2001 were $772,107 or 11.5% of sales as compared to $809,144 or 11.2% of sales for the third quarter of fiscal 2000. Cost of goods and services for the year to date fiscal 2001 were $17,641,738 or 88.9% of sales compared to $15,178,070 or 87.0% of sales for the year to date fiscal 2000. Gross profits for the year to date fiscal 2001 were $2,211,162 or 11.1% of sales compared to $2,267,673 or 13.0% of sales for the year to date fiscal 2000. These decreases in gross profits are due to the use of subcontractors that are required by larger contracts which reduces net profit.

     Selling, general and administrative expenses were $540,572 or 8.1% of net sales for the third quarter of fiscal 2001 compared to $663,576 for the third quarter of fiscal 2000 or 9.2% of net sales. Selling, general and administrative expenses were $1,745,301 for the year to date fiscal 2001 or 8.8% of net sales compared to $1,931,367 or 11.1% of net sales for the year to date fiscal 2000. The general and administrative expense continues to decrease due to cost savings associated with the management's cost containment efforts.

     Gain on sale of assets was $0 for the year to date fiscal 2001 compared to $1,695 for the year to date fiscal 2000. Interest expense for the third quarter of fiscal 2001 was $166,757 compared to $80,572 for the third quarter of fiscal 2000. Interest expense for the year to date fiscal 2001 was $446,327 compared to $216,434 for the year to date fiscal 2000. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This increase reflects the increase in capital leases and higher interest rates. Other income was $119,340 for the year to date of fiscal 2001, which reflected the collection of an insurance settlement. Net profit for the third quarter of fiscal 2001 was $76,949 compared to $71,338 for the third quarter of fiscal 2000. Profit for the year to date fiscal 2001 was $173,610 compared to $143,952 for year to date fiscal 2000.

Liquidity And Capital Resources As Of December 31, 2000

     In April 1999, a secured credit line of up to $1,000,000 was obtained from Branch Banking and Trust ("BB&T"). In March 2000, the line was increased to $1,250,000 and subsequently increased to $2,000,000 effective August 28, 2000. The note that established the line calls for a monthly interest of prime plus 1% over a three-year term. At December 31, 2000, the balance owed under this line was $1,850,000.

     Major components of cash flows used in operating activities include a decrease in accrued expenses of $201,213 and an increase in accounts receivable of $1,512,276, an increase in inventory of $137,836 and in accounts payable of $22,075. Adjustments to net cash flows include depreciation and amortization of $429,447. These increases reflect the larger contracts and revenue billed during the quarter.

     Net cash used in investing activities of $311,651 consisted mainly of purchase of property, plant and equipment in the amount of $370,034. The net cash from financing activities of $1,441,120 include in part proceeds from line of credit of $850,000, proceeds from long term debt of $523,914, principal payments of $210,677, payments on long term debt of $231,560, and repayment of bank overdraft of $97,322. Redemption of the series C preferred stock was accomplished by the issuance of Series A preferred stock for $1,550,000. Preferred dividends of $183,238 include the payment of dividends to Series B and Series C preferred stockholders. The cash and cash equivalents at December 31, 2000 was $780,733 which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

     New orders received for the third quarter of fiscal 2001 were $6,289,653 compared to $3,528,918 for the third quarter of fiscal 2000. New orders received for the year to date fiscal 2001 are $17,574,777 compared to $23,354,988 for year to date fiscal 2000. Backlog at December 31, 2000 was $16,927,000 compared to $18,211,000 at December 31, 1999. The Company increased the work force to complete work on the backlog list. This increased revenue and reduced backlog even as orders were increasing.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.
           None

Item 2.    CHANGES IN SECURITIES.
           As of December 31, 2000, the Company sold an aggregate of 750,000 shares of Series A Preferred Stock for $750,000 to a single investor in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.
           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           None

Item 5.    OTHER INFORMATION.
           None

Item 6.    Exhibits and Reports on Form 8-K.

           (A)      Exhibits

                    None

           (B)      Reports on Form 8-K

                    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFRACOR INC.


DATE     February 13, 2001          BY:   /s/James B. Quarles
         -----------------                -------------------------------
                                          James B. Quarles
                                          Chairman and President

DATE     February 13, 2001          BY:   /s/Warren E. Beam, Jr.
         -----------------                -------------------------------
                                          Warren E. Beam, Jr.
                                          Secretary and Controller