Form 10KSB
period 2001-03-31
INFRACOR INC
filed 2001-06-29
CIK 822367

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

Commission file number 0-19678

                                INFRACOR, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Virginia                                                54-1414643
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

7400 Beaufont Springs Drive, Suite 415, Richmond, VA                23225
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number                                         (804) 272-6600
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:             None

Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class
-------------------
Common Stock, without par value                           OTC (Bulletin Board)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   [x]    No  [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and "no disclosure" will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [_]

The issuer's revenues for the most recent fiscal year were 25,119,188.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 1, 2001 was approximately $3,339,864.

As of June 29, 2001, the issuer had 16,492,387 shares of common stock, without par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts II hereof.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2001 are incorporated by reference into Part III hereof.

Transitional Small Business Format
(check one)    Yes [_]  No [X]

                                    PART I

     Forward Looking Statements
     --------------------------

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

ITEM 1- BUSINESS

     Overview
     --------

     InfraCor Inc. ("INFC"), a Virginia corporation formed in 1987, is a technology-based firm that historically has provided both environmental and construction products and services. During the second half of fiscal 1998, INFC made a determination to focus on its construction lines of business and to de-emphasize its environmental products and services. Specifically, INFC is directing its efforts to the development and growth of its existing underground infrastructure products and services related to the installation and rehabilitation of subsurface pipelines using trenchless technologies. Trenchless technology involves the installation and rehabilitation of underground pipelines with minimal surface disruption. Some of the methods used are pipe relining, manhole construction and "pipe bursting."

     INFC operates its infrastructure business through two wholly-owned affiliates: InfraCor of Virginia, Inc. ("ICVA"), and InfraCor Technology, Inc. ("ICTI"). ICVA, a Virginia corporation headquartered in Richmond, Virginia, is INFC's construction subsidiary. ICVA was formed as a result of INFC's acquisition on June 1, 1994, of Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation. The three firms, the history of which dates back to 1947, were consolidated into one corporation, ICVA. ICVA, along with its subsidiary, InfraCor of Florida, Inc., a Virginia corporation previously headquartered in Orlando, Florida and closed in 1999, utilizes trenchless technologies to install and rehabilitate subsurface pipelines. INFC's infrastructure customers include municipalities, government agencies, Fortune 500 companies and developers. ICVA, through its Service Division, also design and install septic and irrigation systems and provided related repair and maintenance services. As part of INFC's effort to focus on the infrastructure business, INFC, in April 1998, sold the Service Division of ICVA to a new corporation formed by Coleman S. Lyttle, a director of INFC and President of ICVA.

     ICTI, a Virginia corporation headquartered in Richmond, Virginia, is a construction subsidiary specializing in installing cured-in-place pipe ("CIPP"). ICTI came about after the purchase of assets from Cat Contracting that enable INFC to manufacture and install CIPP. ICTI's customers include municipalities, government agencies, Fortune 500 companies and developers. INFC has closed this subsidiary effective March 2001 due to losses incurred in continuing to operate this company.

     INFC's principal executive offices are located at 7400 Beaufont Springs Drive, Suite 415, Richmond, Virginia 23225, and its telephone number is
     (804) 272-6600.

     Business Segment Information
     ----------------------------

     During the twelve-month period ended March 31, 2001 ("fiscal year 2001") and March 31, 2000 ("fiscal year 2000"), INFC specialized in infrastructure design, construction and maintenance utilizing trenchless technologies as well as conventional methods to install and rehabilitate subsurface pipelines.

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

     INFC is a party to a contract license agreement (the "License Agreement") with Ultraliner, Inc. ("Ultraliner"), under which ICVA has the exclusive right and license to use the ULTRALINER PVC ALLOY (Trademark) deformed pipeline technology and process developed by Ultraliner for the restoration, repair and rehabilitation of water and sewer (sewage and storm) pipelines in the geographical area lying within the principal boundaries of the Virginia counties of Frederick, Clarke, Loudoun, Alexandria, Warren, Fauquier, Prince William, Page, Rappahannock, Madison, Culpeper, Stafford, King George, Orange, Spotsylvania, Caroline, Essex, Westmoreland, Richmond, Louisa, Hanover, King William, King & Queen, Fluvanna, Goochland, Henrico, New Kent, Cumberland, Powhatan, Amelia, Shenandoah and Chesterfield, and the cities of Hopewell, Colonial Heights, Richmond and Winchester, Virginia (the "Territory"). Under the License Agreement, Ultraliner retains the right to grant exclusive licenses to other parties in the Territory to utilize the Ultraliner product and services for purposes other than the repair, rehabilitation and reconstruction of water or sewer pipelines. The License Agreement terminates on February 1, 2001, and is renewable by ICVA for an additional five-year term, subject to termination in the event of specific defaults, including the failure of ICVA to meet certain minimum performance objectives. After payment of an initial license fee, no further royalties are due under the License Agreement. However, if ICVA seeks to utilize the Ultraliner technology outside of the Territory, whether or not in an area where a license for such permitted use has been granted by Ultraliner, ICVA must make an immediate cross-over payment of 25% of the gross product price of all product sold outside of the Territory. All cross-over payments must be paid by ICVA to Ultraliner, as agent for ICVA, which then in turn will promptly pay 20% of the cross-over payment to the licensee in whose territory the installation is performed, if any. All licenses governing the commercialization of the Ultraliner product within the United States provide for similar cross-over payments. In fiscal year 2001, ICVA comprised 97% of INFC's infrastructure business.

     ICTI utilizes a cured in place pipe. This technology involves using a thermosetting resin to wet out a tube, which is then cured in place using heat. The cure process is controlled by applying cold to the tube. This technology is available from FirstLiner USA. ICTI is currently negotiating a license agreement with FirstLiner USA and is able to continue to use the technology until an agreement is reached. This license agreement would include a royalty payment as well as a geographical area of use. This area of use would include Virginia, Maryland and North Carolina with a right of first refusal for any other state in the eastern United States. ICTI comprised 3% of INFC's infrastructure business in fiscal year 2001. INFC closed this subsidiary effective March, 2001, due to losses incurred in continuing to operate this subsidiary.

     On March 12, 1998, INFC completed the sale of substantially all of the environmental assets to ETS Acquisition, Inc. In connection with the sale, INFC sold a portion of its assets and liabilities relating to the Limestone Emission Control ("LEC") technology, including patents and licenses, to Christel Clear Technologies, Inc. ("CCTI"). Also, INFC entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly-formed firm based in Roanoke, Virginia, to provide management services with respect to INFC's contract to supply to China Steel Corporation ("CSC") sulfur dioxide removal systems utilizing the LEC technology (the "CSC Contract").

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

     Customers
     ---------

     During fiscal year 2001, INFC, through ICVA and ICTI, performed infrastructure services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 35% of INFC's infrastructure revenues came from state and local government entities - cities, counties, state agencies and regional authorities. For fiscal year 2001, INFC had infrastructure contract revenues from three customers, each of which accounted for more than 5% of contract revenues. At March 31, 2001, four customers had accounts receivable balances, which exceeded 5% of the trade accounts receivable balance. The accounts receivable balances for these customers totaled $1,694,555.

     Municipal Activities
     --------------------

     In order to bid for municipal construction services in Virginia, ICVA must "prequalify" for each job (as in the City of Richmond, Virginia) or annually prequalify for each community which it serves. Prequalification requirements include a proven track record of successfully completing similar projects, necessary manpower and equipment to commence and complete the project and bonding capacity to support the technical and manpower needs. The bond required is a "performance and payment bond" issued by a surety company based on contractor competence and financial backing. ICVA has successfully prequalified for every job for which it has bid and is prequalified by all the municipalities in which it works.

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

     Current Projects
     ----------------

     As of June 1, 2001, ICVA had 9 major projects in progress, primarily for municipalities. Such projects have an aggregate contract price of approximately $12.5 million. Most of the projects will be completed on or before December 31, 2001.


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

     Employees
     ---------

     As of March 31, 2001, INFC, and ICVA employed 3 and 160 full-time personnel, respectively.

ITEM 2-PROPERTIES

     Effective in 1994, ICVA entered into a lease of its premises, which are owned by the Estate of Stamie E. Lyttle, of which Coleman S. Lyttle, a director of INFC, is executor, at $10,500 per month for two years. One June 1, 1997, the lease was renewed for a one-year term with three one-year renewal options. Rent expense under this lease was approximately $126,000 for fiscal 2001. The lease expired on June 1, 2001. The Company now leases the facility on a month-to-month basis. INFC believes that the lease is on terms as favorable as those which would be available from non-affiliated third parties.

ITEM 3-LEGAL PROCEEDINGS

     Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     The information set forth under the caption "Market Information" on page 4 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     In September 2000, INFC issued warrants to purchase an aggregate of 300,000 shares of common stock to a single investor for nominal consideration in connection with such investor's conversion of INFC debt into equity.

     In December 2000, INFC issued warrants to purchase an aggregate of 750,000 shares of common stock to a single investor for nominal consideration in connection with such investor's conversion of INFC debt into equity.

     In September 2000, INFC issued 800,000 shares of Series A Preferred Stock to a single investor at an aggregate purchase price of $800,000.

     In September 2000, INFC issued 750,000 shares of Series A Preferred Stock to a single investor at an aggregate purchase price of $750,000.

     In April 2001, INFC issued 15,500 shares of Series B Preferred Stock to a single investor for nominal consideration in connection with such investor's conversion of 1,550,000 shares of Series A Preferred Stock into Series B Preferred Stock.

     All securities were issued pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 8 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of INFC and the Independent Auditors' Report set forth on pages 10 through 36 of the 2001 Annual Report to Shareholders are incorporated herein by reference:

       1. Report of Independent Auditors.

       2. Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000.

       3. Consolidated Statements of Operations for the Years Ended March 31, 2001 and 2000.

     4. Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 2001 and 2000.

     5. Consolidated Statements of Cash Flows for the Years Ended March 31, 2001 and 2000.

     6.   Notes to Consolidated Financial Statements as of March 31, 2001 and
          2000.


ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                   PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of INFC as of March 31, 2001 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

     Previous and Present Duties and Responsibilities:
     ------------------------------------------------


                                                       Position and Business
     Name & Age                                   Experience for Past Five Years
-------------------------------------------------------------------------------------------------
     James B. Quarles, 48         January 1998 to Present         President and Chief
                                                                  Executive Officer of INFC

                                  October 1997 to February 1998   Sole officer, director and
                                                                  shareholder of Q
                                                                  Enterprises, Inc.,
                                                                  Roanoke, Virginia
                                                                  (consulting)

                                  May 1997 to October 1997        Senior Vice President of INFC

                                  January 1987 to December 1996   Chairman and President
                                                                  of Enviros, Inc., Seattle,
                                                                  WA (biotechnical)

     Navin D. Sheth, 54    January 1998 to Present   Chief Financial Officer of
                                                       INFC

                           June 1994 to Present      Executive Vice President
                                                     of INFC

                           May 1996 to Present       Chief Operating Officer
                                                     of ICVA

     Coleman S. Lyttle,    June 1994 to Present      President of ICVA
      48

     Warren E. Beam, Jr.,  April 1998 to Present     Secretary of INFC
      44

                           January 1993 to           Treasurer of Spurlock
                           January 1998              Adhesives, Inc. and
                                                     Spurlock Industries, Inc.
                                                     and their predecessors
                                                     (chemical manufacturing)



     For information with respect to the Directors of the registrant, see "Election of Directors" at pages 9 and 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 31, 2000, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2001, is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation," at page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2001 is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2001, is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2001, is incorporated herein by reference.

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

       (a)  Exhibits to this Form 10-KSB are as follows

         Exhibit No.     Description
         -----------     -----------

            13 2001 Annual Report to Shareholders (such report, except to extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

            21           Subsidiaries of the Company

            23           Consent of Independent Auditor

       (b) Reports on Form 8-K:

               Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFRACOR, INC.

By:  /s/ Warren E. Beam, Jr.                    6/29/01
     -----------------------                    -------
     Warren E. Beam, Jr.                        Date
     Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Quarles            6/29/01     President, Chief Executive Officer
---------------------------------------     and Director
James B. Quarles                Date

/s/ Navin D. Sheth              6/29/01     Chief Financial Officer, Treasurer
---------------------------------------     (Principal Financial Officer)
Navin D. Sheth                  Date

/s/ Warren E. Beam, Jr.         6/29/01     Secretary
---------------------------------------     (Principal Accounting Officer)
Warren E. Beam, Jr.             Date

/s/ Coleman S. Lyttle           6/29/01     Director
---------------------------------------
Coleman S. Lyttle               Date

/s/ Terence R. Dellecker        6/29/01     Director
---------------------------------------
Terence R. Dellecker            Date

/s/ Allen Kahn                  6/29/01     Director
---------------------------------------
Allen Kahn                      Date

/s/ James G. Zumwalt            6/29/01     Director
---------------------------------------
James G. Zumwalt                Date

                               INDEX TO EXHIBITS


Exhibit No.      Description
-----------      -----------
     13          2001 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-KSB)

     21          Subsidiaries of the Company

     23          Consent of Independent Auditors