Form 10QSB
period 2001-06-30
INFRACOR INC
filed 2001-08-14
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended  June 30, 2001        Commission File No. 00019678
--------------------------------------------------------------------------------

                                 INFRACOR, INC.
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

Indicate the number of shares outstanding of the issuer's common equity, as of the close of the period covered by this report: 16,492,387

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       June 30, 2001          March 31, 2001
                                                                       -------------          --------------
ASSETS                                                                  (unaudited)              (audited)
------
Current assets:
   Cash and cash equivalents                                           $    85,504                   649,385
   Accounts receivable:
      Trade (net of allowance of $50,000 at June 30, 2001 and
         March 31, 2001)                                                 5,736,909                 4,676,280
      Other                                                                 35,417                    36,667
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                           1,638,276                 1,677,363
   Notes Receivable - Current                                              147,606                   147,606
   Inventory  1,146,723                                                  1,125,005
   Prepaid expenses                                                        130,710                    63,200
                                                                      ------------               -----------
         Total current assets                                            8,921,145                 8,375,506
                                                                      ------------               -----------

Property, plant and equipment:
   Furniture and fixtures                                                  364,236                   364,236
   Machinery, tools and equipment                                        7,581,089                 7,473,369
   Vehicles  1,772,070                                                   1,782,862
   Leasehold improvements                                                  307,663                   307,663
                                                                      ------------              ------------
                                                                        10,025,058                 9,928,130
   Less accumulated depreciation                                         5,021,773                 4,876,933
                                                                      ------------              ------------
         Total property, plant and equipment, net                        5,003,285                 5,051,197
                                                                      ------------              ------------

Other assets:
   Restricted cash                                                         600,000                   600,000
   Notes receivable                                                        156,505                   158,347
   Cash value of life insurance                                             20,114                    20,114
   Assets under contractual arrangements (net of
      valuation allowance of $858,000)                                     124,768                   133,768
   Other assets                                                            235,894                   228,902
                                                                      ------------             -------------
         Total other assets                                              1,137,281                 1,142,131
                                                                      ------------             -------------

      Total assets                                                    $ 15,061,711             $  14,567,834
                                                                      ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30, 2001        March 31, 2001
                                                                                     -------------        --------------
                                                                                       (unaudited)          (audited)
Current liabilities:

   Bank overdraft                                                                    $         0               586,458
   Notes payable to bank                                                               3,626,014             2,507,551
   Notes payable to affiliates                                                           397,167               624,566
   Current portion of long-term debt                                                     976,925               976,925
   Accounts payable                                                                    2,315,765             2,209,957
   Accrued expenses and other current liabilities                                        184,240               235,868
                                                                                     -----------           -----------

         Total current liabilities                                                     7,500,111             7,141,325
                                                                                     -----------           -----------

Long-term liabilities:
   Long-term debt                                                                      2,816,233             2,624,011
   Liabilities of business transferred under contractual
      arrangements                                                                             0                 6,359
                                                                                     -----------           -----------

         Total liabilities                                                            10,316,344             9,771,695
                                                                                     -----------           -----------


Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares:
      4% cumulative Series A, $1 convertible, 1,750,000 shares
         outstanding at June 30, 2001 and 3,300,000 at March 31, 2001
         (liquidation value of $1,750,000)                                               730,311             2,112,771
      8% Series B, 30,921 shares outstanding at June 30, 2001 and
         15,421 shares outstanding at March 31, 2001
          (liquidation value of $3,092,100)                                            2,924,560             1,542,100

   Common stock, no par value; authorized 30,000,000
      shares; issued and outstanding 16,492,387
       at June 30, 2001 and March 31, 2001                                             5,950,226             5,950,226
   Additional paid-in capital                                                            167,540               167,540
   Retained earnings (accumulated deficit)                                            (5,027,270)           (4,976,498)
                                                                                    -------------         ------------


         Total stockholders' equity                                                    4,745,367             4,796,139
                                                                                    ------------          ------------

         Total liabilities and  stockholders' equity                                $ 15,061,711          $ 14,567,834
                                                                                    ============          ============


INFRACOR, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three months ended
                                                                    June 30, 2001          June 30, 2000
                                                                    -------------          -------------
                                                                      (unaudited)          (unaudited)
Contract revenues                                                      $ 4,858,865             $ 6,379,305
Cost of goods and services                                               4,091,955               5,578,064
Selling, general and administrative expenses                               527,848                 644,841
                                                                      ------------            ------------

Net operating income                                                       239,062                 156,400
Interest income                                                             12,650                  10,131
Interest expense                                                          (239,684)               (125,738)
Gain (loss) on sale of equipment                                              (954)                  1,500
                                                                      ------------            ------------

Net income before income taxes                                         $    11,074             $    42,293

Provision for income tax                                                         0                       0
                                                                      -------------           ------------

Net income                                                             $    11,074             $    42,293
                                                                      =============           ============

Earnings per common share:
          Basic                                                        $       .00             $       .00
          Diluted                                                      $       .00             $       .00

Average shares of common stock used for above computation:
          Basic                                                         16,492,387              16,392,387
          Diluted                                                       19,620,864              18,430,358


INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   Preferred     Preferred
                                     Stock         Stock
                                    Series A     Series B         Common Stock         Additional
                                 ----------------------------------------------------    Paid-in      Accumulated
                                     Amount       Amount      Shares          Amount     Capital        Deficit          Total
                                 ------------  ------------------------  ------------ ------------- --------------   ------------
Balances at March 31, 2001       $ 2,112,771   $1,542,100   16,492,387   $ 5,950,226     $ 167,540   $ (4,976,498)    $ 4,796,139


Dividends on preferred stock               -            -            -             -             -        (61,846)        (61,846)
Redemption of Series A Preferred
     Stock                        (1,382,460)                                                                          (1,382,460)
Issuance of Series B Preferred
     Stock                                      1,382,460                                                               1,382,460
Net income                                 -            -            -             -             -         11,074          11,074
                                 -------------------------------------------------------------------------------------------------
Balances at June 30, 2001        $   730,311   $2,924,560   16,492,387   $ 5,950,226     $ 167,540   $ (5,027,270)   $  4,745,367
                                 =================================================================================================

INFRACOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three months ended
                                                                               June 30, 2001   June 30, 2000
                                                                               -------------   -------------
                                                                                (unaudited)      (unaudited)
Cash flows from operating activities:
      Net income                                                                 $  11,074       $  42,293

Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                159,487         125,724
      Gain (loss) on sale of fixed assets                                              954          (1,500)

Increase/decrease in operating assets and liabilities:
      Accounts receivable                                                       (1,059,379)       (535,960)
      Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                     39,087          49,360
      Inventories                                                                  (21,718)        (14,047)
      Prepaid expenses                                                             (67,510)         (3,059)
      Accounts payable                                                             105,808      (1,010,958)
      Accrued expenses and other liabilities                                       (51,628)        (48,930)
      Other assets                                                                  (6,997)          7,077
                                                                              --------------   -------------

Net cash used in operating activities                                             (890,822)     (1,390,000)
                                                                              --------------   -------------
Cash flow from investing activities:
      Purchase of property, plant and equipment                                   (112,529)       (174,461)
      Notes receivable decrease (increase)                                          10,843          10,047
                                                                              --------------   -------------

Net cash used in investing activities                                             (101,686)       (164,414)
                                                                              --------------   -------------


(continued)

                                                                                   Three months ended
                                                                             June 30, 2001      June 30, 1998
                                                                             -------------      -------------
                                                                              (unaudited)        (unaudited)
Cash flows from financing activities:
      Bank overdraft                                                            (586,458)           (97,322)
      Principal payments on long-term debt and notes payable to affiliates      (310,173)          (118,657)
      Proceeds from line of credit                                             1,193,463            250,000
      Proceeds from notes payable affiliates                                           0            400,000
      Proceeds from long term debt                                               200,000            875,000
      Payment on liabilities transferred under contractual arrangements           (6,359)           (27,491)
      Dividend paid                                                              (61,846)           (42,108)
                                                                               ----------        ----------

      Net cash provided by financing activities                                  428,627          1,239,422
                                                                              ----------         ----------

Decrease in cash and cash equivalents                                           (563,881)          (314,992)
Cash and cash equivalents at beginning of year (including restricted
  cash of $600,000)                                                            1,249,385          1,049,429
                                                                              ----------         ----------

Cash and cash equivalents at end of period (including restricted
  cash of $600,000)                                                           $  685,504         $  734,437
                                                                              ==========         ==========



Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $239,684 and $125,738 for the three months ended June 30, 2001 and June 30, 2000 respectively.

INFRACOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of InfraCor, Inc. and its subsidiaries as of June 30, 2001 and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of INFRACOR, Inc. and its wholly owned subsidiaries, IC Subsidiary, Inc. (formerly ETS, Inc.), ETS Analytical Services, Inc., InfraCor of Virginia, Inc. (formerly ETS Water And Waste Management, Inc.) and its subsidiary InfraCor of Florida, Inc. (formerly ETS Liner, Inc.), InfraCor Technology, Inc. and InfraCor International, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.


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

Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from Southern Financial Bank for $4,000,000, effective March 30, 2001. The interest rate is prime plus two percent payable monthly. Additional equity or credit is being sought. Management's success in this regard will, to a large extent, depend upon whether InfraCor is able to accomplish the assignment without recourse of the China Steel contract to ATI. While negotiations with China Steel Corporation are on going, there can be no assurance that such negotiations will be successful. See notes D of Notes to Consolidated Financial Statements for additional information.

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

Results of operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Revenues for the three month period ended June 30, 2001 ("first quarter of fiscal 2002") were $4,858,865 compared to $6,379,305 for the three month period ended June 30, 2000 ("first quarter of fiscal 2001") resulting in a 24% decrease in revenues. This decrease is due to economic slow down in the construction and rehabilitation activity in the region as a result of the general slowdown in the economy.

         Cost of goods and services for the first quarter of fiscal 2002 were $4,091,955 or 84.2% of sales, as compared to $5,578,064 or 87.4% for the first quarter of fiscal 2001. Gross profits for the first quarter of fiscal 2002 were $766,910 or 15.8% of sales, as compared to $801,241 or 12.6% of sales for the first quarter of fiscal 2001. These increases in gross profits are due to management controlling costs on current contracts and better gross margins on negotiated contracts that are currently being performed.

         Selling, general and administrative expenses were $527,848 for the first quarter of 2002, or 10.8% of net sales, as compared to $644,841 for the first quarter of fiscal 2001 or 10.1% of net sales. The selling, general and administrative expense decreased in the first quarter due to reduction of certain fixed expenses. The overall increase in the percentage of net sales is related to the decrease in revenues.

         Loss on sale of assets was $954 for the first quarter of fiscal 2002, as compared to $1,500 gain for the first quarter of fiscal 2001. Interest expense for the first quarter of fiscal 2002 was $239,684 compared to $125,738 for the first quarter of fiscal 2001. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. The increase in interest expense was due to an increase in outstanding debt and capital leases.

         Profit before interest income, interest expense and gains on sale of equipment for the first quarter of fiscal 2002 was $239,062 compared to $156,400 for first quarter of fiscal 2001. Net income for the first quarter of fiscal 2002 was $11,074 compared to $42,293 for first quarter of fiscal 2001.

Liquidity And Capital Resources As Of June 30, 2001

         In March 2001, a secured credit line was obtained for $4,000,000. The note that established the line calls for a monthly interest of prime plus 2% over a two-year term. At June 30, 2001, the balance owed under this line was $3,626,014. The credit line is provided by Southern Financial Bank.

         Major components of cash flows used in operating activities include an increase in accounts payable of $105,808 and an increase of $1,059,379 in accounts receivable. The increase in accounts receivable is due to slow payments from municipalities. Adjustments to net cash flows are depreciation and amortization of $159,487.

         Net cash used in investing activities of $101,686 consisted mainly of purchase of property, plant , and equipment in the amount of $112,529. The net cash from financing activities of $428,627 include, in part, proceeds from the line of credit of $1,193,463, proceeds from notes payable of $200,000 and principal payments of $310,173. The cash and cash equivalents at June 30, 2001 was $685,504, which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

         New orders received for the first quarter of fiscal 2002 were $0 compared to $7,491,666 for the first quarter of fiscal 2001. Backlog at June 30, 2001 was $12,100,000, compared to $20,200,000 at June 30, 2000. Municipalities have projects waiting to put out for bid, but have elected to hold back the projects due to the economic downturn. Management expects to bid on several large contracts when requests for bids are received, possibly in the next six months. This current situation will have a significant impact on the revenues and earnings of the company for the remainder of the year.

Impact of Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

Statement No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. Management will assess the impact, if any, of adoption of the statement on the Company's financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities.

                  On April 30, 2001, an investor converted 1,550,000 shares of Series A Preferred Stock into 15,500 shares of Series B Preferred Stock for no additional consideration.

Item 3.  Defaults upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders.
                   None

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


                                          INFRACOR, INC.


DATE     August 14, 2001                  BY:      s/James B. Quarles
         ---------------                     ------------------------------
                                                   James B. Quarles
                                                   Chairman and President



DATE     August 14, 2001                  BY:      s/Warren E. Beam, Jr.
         ---------------                     ------------------------------
                                                   Warren E. Beam, Jr.
                                                   Secretary and Controller