Form 10QSB
period 2001-09-30
INFRACOR INC
filed 2001-11-14
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 2001         Commission File No. 00019678


                                  INFRACOR INC.

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

                             Yes     x          No
                                 ----------        -------------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

           Class                                Number of Shares Outstanding
----------------------------                    ----------------------------
         Common Stock                                     16,572,387

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                 September 30, 2001             March 31, 2001
                                                                                 ------------------             --------------
ASSETS                                                                              (unaudited)                   (audited)
------
Current assets:
    Cash and cash equivalents                                                        $    328,933             $     649,385
    Accounts receivable:
       Trade (net of allowance of $50,000 at September 30, 2001 and
         March 31, 2001)                                                                5,327,488                 4,676,280
       Other 35,417                                                                        36,667
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                         1,501,319                 1,677,363
    Notes receivable                                                                      147,606                   147,606
    Inventory1,179,579                                                                  1,125,005
    Prepaid expenses                                                                      136,854                    63,200
                                                                                     ------------               -----------
         Total current assets                                                           8,657,196                 8,375,506
                                                                                        ---------                 ---------

Property, plant and equipment:
    Furniture and fixtures                                                                366,012                   364,236
    Machinery, tools and equipment                                                      7,649,615                 7,473,369
    Vehicles 1,755,378                                                                  1,782,862
    Leasehold improvements                                                                307,663                   307,663
                                                                                     ------------              ------------
                                                                                       10,078,668                 9,928,130
    Less accumulated depreciation                                                       5,168,299                 4,876,933
                                                                                      -----------               -----------
Total property, plant and equipment, net                                                4,910,369                 5,051,197
                                                                                        ---------                 ---------
Other assets:
   Restricted cash                                                                        600,000                   600,000
   Notes receivable                                                                       153,355                   158,347
    Cash value of life insurance                                                           20,114                    20,114
    Assets under contractual arrangements (net of
       valuation allowance of $858,000)                                                   115,768                   133,768
    Other                                                                                 230,887                   228,902
                                                                                       ----------               -----------
         Total other assets                                                             1,120,124                 1,141,131
                                                                                        ---------                 ---------

       Total assets                                                                  $ 14,687,689              $ 14,567,834
                                                                                      ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              September 30, 2001     March 31, 2001
                                                                              ------------------     --------------
                                                                                  (unaudited)           (audited)
Current liabilities:

    Bank overdraft                                                               $          0        $    586,458
    Notes payable to bank - line of credit                                          3,927,247           2,507,551
    Notes payable to affiliates                                                       399,566             624,566
    Current portion of long-term debt                                                 976,925             976,925
    Accounts payable                                                                3,067,905           2,209,957
    Accrued expenses and other current liabilities                                    243,816             235,868
                                                                                 ------------        ------------

         Total current liabilities                                                  8,615,459           7,141,325

Long-term liabilities:
    Long-term debt                                                                  2,859,872           2,624,011
    Liabilities of business transferred under contractual
       arrangements                                                                         0               6,359
                                                                                 ------------        ------------

         Total liabilities                                                         11,475,331           9,771,695
                                                                                   ----------        ------------

Stockholders' equity:
    Preferred stock, no par value, authorized 5,000,000 shares:
       4% cumulative Series A, $1 convertible, 1,750,000
         shares outstanding at September 30, 2001 and 3,300,000
         March 31, 2001 (liquidation value of $3,300,000)
         [please check liquid. value; 6/30/01 10-Q says $1,750,000]                   730,311           2,112,771
       8% Series B, 30,921 shares outstanding at September 30, 2001 and 15,421 at March 31, 2001, respectively (liquidation value
         of $3,092,100)                                                             3,092,100           1,542,100
    Common stock, no par value; authorized 50,000,000
       shares; issued and outstanding 16,572,387 and 16,492,387
       shares at  September 30, 2001 and March 31, 2001, respectively               5,966,226           5,950,226
   Additional paid-in capital                                                         -                   167,540
    Retained earnings (accumulated deficit)                                        (6,576,279)         (4,976,498)
                                                                                 -------------       ------------


         Total stockholders' equity                                                 3,212,358           4,796,139
                                                                                 ------------        ------------

         Total liabilities and  stockholders' equity                             $ 14,687,689        $ 14,567,834
                                                                                 ============        ============

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                             Three months ended                             Six months ended
                                      September 30           September 30            September 30     September 30
                                          2001                    2000                    2001           2000
                                          ----                    ----                    ----           ----
                                      (unaudited)            (unaudited)             (unaudited)      (unaudited)
Contract revenues                      $   4,693,108           $ 6,770,601           $  9,551,973      $ 13,149,906
Cost of goods and services                 5,430,152             6,132,787              9,522,108        11,710,851
                                       -------------           -----------           ------------      ------------
Gross profit                                (737,044)              637,814                 29,865         1,439,055

Selling, general and
    administrative expenses                  570,263               559,888              1,098,110         1,204,729
                                       -------------           -----------           ------------      ------------
                                          (1,307,307)               77,926             (1,068,244)          234,326
Interest income                               13,426                12,434                 26,076            22,565
Interest expense                            (229,689)             (153,832)              (469,373)         (279,570)
Gain on sale of equipment                     (5,281)               (1,500)                (6,235)                0
Other, net                                         0               119,340                      0           119,340
                                       --------------          ------------          -------------     -------------
Income before income taxes             $  (1,528,851)          $    54,368           $ (1,517,777)     $     96,661

Provision for income taxes (benefit)               0                     0                      0                 0
                                       --------------          -----------           -------------     ------------
Net income (loss)                      $  (1,528,851)          $    54,368           $ (1,517,777)     $     96,661
                                       ==============          ============          =============     ============

Net income (loss) per common share:
          Basic                        $       (0.09)          $      0.00           $      (0.10)     $       0.01
          Diluted                      $       (0.09)          $      0.00           $      (0.10)     $       0.01

Average shares of common stock
    used for above computation:
          Basic                           16,505,720            16,392,387             16,519,054        16,392,387
          Diluted                         16,505,720            19,156,554             16,519,054        19,124,484

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Preferred        Preferred
                                        Stock           Stock
                                       Series A        Series B            Common Stock
                                    --------------------------------------------------------------
                                        Amount          Amount        Shares          Amount
                                  ----------------  ----------------------------  ---------------
 Balances at March 31, 2001         $   2,112,771   $    1,542,100   16,492,387   $    5,950,226

 Dividends
                                                -                -            -                -
 Redeem series A preferred stock      (1,382,460)
 Issue series B preferred stock                          1,550,000
 Net income                                     -                -            -               -
                                    --------------------------------------------------------------

 Balances at June 30, 2001          $     730,311   $    3,092,100   16,492,387   $    5,950,226

Dividends
Net loss
Issue stock to vendors for services                                      80,000           16,000
                                    --------------------------------------------------------------
  Balances at September 30, 2001    $     730,311   $    3,092,100   16,572,387   $    5,966,226
                                    ==============================================================



                                                Additional
                                                Paid-in       Accumulated
                                                Capital         Deficit            Total
                                             --------------  --------------   ---------------
 Balances at March 31, 2001                   $    167,540   $ (4,976,498)    $    4,796,139

 Dividends
                                                         -        (61,846)           (61,846)
 Redeem series A preferred stock                  (167,540)                       (1,550,000)
 Issue series B preferred stock                                                    1,550,000
 Net income                                              -         11,074             42,293
                                             ------------------------------------------------

 Balances at June 30, 2001                   $           0   $ (5,027,270)    $    4,745,367

Dividends                                                         (20,158)           (20,158)
Net loss                                                       (1,528,851)        (1,528,851)
Issue stock to vendors for services                                                   16,000
                                             ------------------------------------------------
  Balances at September 30, 2001              $          0   $ (6,576,279)    $    3,212,358
                                             ================================================

INFRACOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                Six months ended
                                                                September 30, 2001     September 30, 2000
                                                                    (unaudited)            (unaudited)
Cash flows from operating activities:
      Net income                                                   $(1,517,777)           $   96,661

Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation and amortization                                    312,085               270,661
      Gain on sale of fixed assets                                       6,235                     0
      Issuance of common stock for services                             16,000                     0

Increase/decrease in operating assets and liabilities:
      Accounts receivable                                             (649,958)           (1,765,352)
      Costs and estimated earnings in excess
        of billings on uncompleted contracts                           176,044              (126,783)
      Inventories (54,574)                                              69,360
      Prepaid expenses                                                  73,654                 1,132
      Accounts payable                                                 857,948               912,848
      Accrued expenses and other liabilities                             7,948              (165,360)
      Other assets                                                      (1,983)                8,952
                                                                   -----------            -----------

Net cash used in operating activities                                 (774,378)             (697,881)
                                                                   -----------            -----------

Cash flow from investing activities:
      Purchase of property, plant and equipment                       (324,804)             (250,915)
      Notes receivable decrease (increase)                              22,992                26,294
                                                                   -----------            -----------

Net cash used in investing activities                                 (301,812)             (224,621)
                                                                   -----------            -----------


(continued)

                                                                                   Six months ended
                                                                  September 30, 2001           September 30, 2000
                                                                      (unaudited)                  (unaudited)
Cash flows from financing activities:
      Bank overdraft                                                    (586,458)                   (97,322)
      Principal payments on long-term debt
        and notes payable to affiliates                                 (389,137)                  (119,119)
      Proceeds from line of credit                                     1,419,696                    550,000
      Proceeds from notes payable                                        400,000                    523,914
      Proceeds from preferred stock                                            0                    800,000
      redemption of preferred stock                                            0                   (713,317)
      Payment on liabilities transferred
        under contractual arrangements                                    (6,359)                   (40,399)
      Dividend paid                                                      (82,004)                  (128,261)
                                                                         --------                 ---------

      Net cash provided by financing activities                          755,738                    775,496
                                                                      ----------               ------------

Decrease in cash and cash equivalents                                   (320,452)                  (147,006)
Cash and cash equivalents at beginning of year,
   including restricted cash of $600,000                               1,249,385                  1,049,429
                                                               -----------------             --------------

Cash and cash equivalents at end of period,
   including restricted cash of $600,000                          $      928,933            $       902,423
                                                                   =============             ==============

INFRACOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. In the opinion of the Company, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of InfraCor, Inc. and its subsidiaries as of September 30, 2001, and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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


NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. Otherwise, stock options and warrants have not been included as it would be antidilutive.


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

Currently, the first of three units have been completed and accepted by China Steel. It is expected the contract will be completed within six months. See note E of Notes to Consolidated Financial Statements for additional information.


NOTE E--CONTINGENT LIABILITIES AND OTHER MATTERS

The Company entered into a Management Agreement with Air Technologies, Inc. ("ATI"), a newly formed firm based in Roanoke, Virginia, to provide management services with respect to the Company's China Steel Contract. ATI and Christel Clear Technologies, Inc. ("CCTI") agreed to accept responsibility for any potential liabilities associated with the China Steel Contract and to provide its best effort to have the contract transferred from the Company to ATI. ETS Acquisition, Inc., CCTI and ATI are owned by three former executive officers of the Company or ETS and former members of the Company's Board of Directors.

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

Results of Operations

Three months and six months ended September 30, 2001 compared to three months and six months ended September 30, 2000

         Revenues for the three month period ended September 30, 2001 ("second quarter of fiscal 2002") were $4,693,108 compared to $6,770,601 for the three month period ended September 30, 2000 ("second quarter of fiscal 2001") resulting in a 30.7% decrease in revenues. Revenues for the six month period ended September 30, 2001 ("year to date fiscal 2002") were $9,551,973 compared to $13,149,906 for the six month period ended September 30, 2000 ("year to date fiscal 2001") resulting in a 27.4% decrease in revenues. The decrease in the second quarter of fiscal 2002 is due to holding of orders by municipalities during the first quarter due to the downturn in the economy. The municipalities have slowly started to release work toward the end of the second quarter.

         Cost of goods and services for the second quarter of fiscal 2002 were $5,430,152 or 115.7% of sales compared to $6,132,787 or 90.6% of sales for the second quarter of fiscal 2001. Gross profits for the second quarter of fiscal 2002 were $(737,044) or (15.7)% of sales as compared to $637,014 or 9.4% of sales for the second quarter of fiscal 2001. Cost of goods and services for the year to date fiscal 2002 were $9,522,107 or 99.7% of sales compared to $11.710.851 or 89.0% of sales for the year to date fiscal 2001. Gross profits for the year to date fiscal 2002 were $29.866 or 0.3% of sales compared to $1.439.055 or 11.0% of sales for the year to date fiscal 2001. These increases in cost of goods and services is related to the loss of the Company's construction superintendent by death last fall, as well as the loss of a supervisor and several foremen that left to start a business. The Company is training several employees to fill these positions and is setting up a training program to ensure continuity of a skilled workforce. Management is also reducing costs to control the increased cost of goods and services by cutting overtime, controlling cost of materials and as a last resort will lay off some employees due to the reduced backlog and work schedule.

         Selling, general and administrative expenses were $570,263 or 12.1% of net sales for the second quarter of fiscal 2002 compared to $559,888 for the second quarter of fiscal 2001 or 8.3% of net sales. Selling, general and administrative expenses were $1,098,110 for the year to date fiscal 2002 or 11.5% of net sales compared to $1,204,729 or 9.2% of net sales for the year to date fiscal 2001. The general and administrative expense continues to decrease due to cost savings associated with the management's cost containment efforts while the percentage of net sales increased due to decreased revenues.

         Loss on sale of assets was $6,235 for the year to date fiscal 2002 compared to $0 for the year to date fiscal 2001. Interest expense for the second quarter of fiscal 2002 was $229,689 compared to $153,832 for the second quarter of fiscal 2001. Interest expense for the year to date fiscal 2002 was $469,373 compared to $279,570 for the year to date fiscal 2001. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This increase reflects the increase in capital leases and the bank line of credit. Interest rate decreases have helped to contain this expense. Other income was $119,340 for the year to date of fiscal 2001, which reflected the collection of an insurance settlement. Net loss for the second quarter of fiscal 2002 was $1,528,851 compared to $54,368 net income for the second quarter of fiscal 2001. Net loss for the year to date fiscal 2002 was $1,517,776 compared to net income of $96,661 for year to date fiscal 2001.

Liquidity And Capital Resources As Of September 30, 2001

         In March 2001, the secured credit line was obtained for $4,000,000. The note that established the line calls for a monthly interest of prime plus 2% over a two-year term. At September 30, 2001, the balance owed under this line was $3,927,247. The credit line is provided by Southern Financial Bank.

         Cash flow for the Company continues to be a problem. With the losses incurred during the first six months of fiscal 2002 and expected to occur for the remainder of the fiscal year, management is attempting to find additional financing to meet working capital needs. If this financing can not be attained, management will be forced to consider other alternatives, including mergers with companies in the infrastructure industry and cutting work force expenses and corporate overhead.

         Major components of cash flows used in operating activities include an increase in accounts receivable of $649,958 and in accounts payable of $857,948. Adjustments to net cash flows include depreciation and amortization of $312,085 and issuance of stock for services rendered to the Company by two vendors in the amount of $16,000. These increases reflect the slower payment of accounts receivable which caused the increase in accounts payable.

         Net cash used in investing activities of $301,812 consisted mainly of purchase of property, plant and equipment in the amount of $324,804. The net cash from financing activities of $755,738 include in part proceeds from line of credit of $1,419,696, proceeds from notes payable of $400,000, principal payments of $389,139, and repayment of bank overdraft of $586,458. Preferred dividends of $82,002 are the payment of dividends to Series B preferred stockholders. The cash and cash equivalents at September 30, 2001 was $928,933 which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

         New orders received for the second quarter of fiscal 2002 were $5,330,065 compared to $3,793,600 for the second quarter of fiscal 2001. New orders received for the year to date fiscal 2001 are $5,330,065 compared to $11,285,266 for year to date fiscal 2001. Backlog at September 30, 2001 was $12,600,000 compared to $17,203,000 at September 30, 2000. The increase in new orders for the quarter reflect the municipalities are slowly releasing work to be started. Due to the holding of orders during the first quarter and part of the second quarter because of the economy, the Company's backlog decreased. The Company has expanded its market in an attempt to secure additional work. This expanded market includes West Virginia, Pennsylvania, and Delaware.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

                  None

Item 2.           CHANGES IN SECURITIES.

                  As of September 10, 2001, the Company issued 80,000 shares of common stock to two vendors in exchange for services rendered in a transaction exempt from registration in accordance with
                  Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  On July 31, 2001, the Company held its annual shareholders' meeting. The matters presented and the vote counts are as follows:

                  1. Five individuals were nominated by management and elected by the shareholders by the following votes:

                                                FOR              WITHHELD
                                          --------------------------------------

                    Terence R. Dellecker     13,237,342           40,516

                    Coleman S. Lyttle        13,226,342           51,516

                    Lee Caplin               13,227,542           50,316

                    James B. Quarles         13,225,942           51,916

                    Navin D. Sheth           13,236,342           41,516

                  2. An amendment to the Company's Articles of Incorporation increasing the number of the Company's authorized shares of common stock from 30 million to 50 million was approved by the shareholders by the following votes:

                                FOR               AGAINST         ABSTAIN
                      ------------------------------------------------------
                              12,872,402          284,566          120,890

                  3. The approval of the Board of Director's appointment of Goodman & Company, LLP as auditors for fiscal 2002 was approved by the shareholders by the following votes.

                                FOR                AGAINST         ABSTAIN
                             -----------------------------------------------
                              13,215,283           18,450          44,125

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


DATE     November 14, 2001          BY:      s/James B. Quarles
         -----------------                   ------------------------------
                                            James B. Quarles
                                            Chairman and President



DATE     November 14, 2001          BY:      s/Warren E. Beam, Jr.
         -----------------                   ------------------------------
                                             Warren E. Beam, Jr.
                                             Secretary and Controller