Form 10QSB
period 2001-12-31
INFRACOR INC
filed 2002-02-14
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  December 31, 2001         Commission File No. 00019678
--------------------------------------------------------------------------------


                                  INFRACOR INC.
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

                              Yes     x        No
                                  ----------      ----------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

        Class                              Number of Shares Outstanding
---------------------                      -----------------------------
   Common Stock                                      16,572,387

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



                                                                        December 31, 2001               March 31, 2001
                                                                        -----------------               --------------
ASSETS                                                                     (unaudited)                    (audited)
------
Current assets:
 Cash and cash equivalents                                                $   444,563                    $   649,385
 Accounts receivable:
  Trade (net of allowance of $50,000 at December 31, 2001 and
   March 31, 2001)                                                          4,354,224                      4,676,280
  Other                                                                        35,417                         36,667
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                    676,428                      1,677,363
 Notes receivable                                                             146,673                        147,606
 Inventory                                                                  1,181,240                      1,125,005
 Prepaid expenses                                                             132,519                         63,200
                                                                          -----------                    -----------
   Total current assets                                                     6,971,064                      8,375,506
                                                                          -----------                    -----------

Property, plant and equipment:
 Furniture and fixtures                                                       348,364                        364,236
 Machinery, tools and equipment                                             7,656,138                      7,473,369
 Vehicles                                                                   1,761,540                      1,782,862
 Leasehold improvements                                                       307,663                        307,663
                                                                          -----------                    -----------
                                                                           10,073,705                      9,928,130
 Less accumulated depreciation                                              5,305,058                      4,876,933
                                                                          -----------                    -----------
Total property, plant and equipment, net                                    4,768,647                      5,051,197
                                                                          -----------                    -----------
Other assets:
 Restricted cash                                                              600,000                        600,000
 Notes receivable                                                              53,601                        158,347
 Cash value of life insurance                                                  20,114                         20,114
 Assets under contractual arrangements (net of
  valuation allowance of $858,000)                                             56,768                        133,768
 Other                                                                         65,880                        228,902
                                                                          -----------                    -----------
   Total other assets                                                         796,363                      1,141,131
                                                                          -----------                    -----------

  Total assets                                                            $12,536,074                    $14,567,834
                                                                          ===========                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  December 31, 2001    March 31, 2001
                                                                                  -----------------    --------------
                                                                                     (unaudited)         (audited)
Current liabilities:

 Bank overdraft                                                                      $         0       $   586,458
 Notes payable to bank - line of credit                                                3,730,839         2,507,551
 Notes payable to affiliates                                                             524,566           624,566
 Current portion of long-term debt                                                       976,925           976,925
 Accounts payable                                                                      2,624,598         2,209,957
 Accrued expenses and other current liabilities                                          302,736           235,868
                                                                                     -----------       -----------

    Total current liabilities                                                          8,159,664         7,141,325

Long-term liabilities:
 Long-term debt                                                                        3,356,812         2,624,011
 Liabilities of business transferred under contractual
   arrangements                                                                                0             6,359
                                                                                     -----------       -----------

    Total liabilities                                                                 11,516,476         9,771,695
                                                                                     -----------       -----------

Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares:
   4% cumulative Series A, $1 convertible, 1,750,000
    shares outstanding at December 31, 2001 and 3,300,000
    March 31, 2001 (liquidation value of $1,750,000)                                     730,311         2,112,771
   8% Series B, 30,921 shares outstanding at December 31, 2001 and 15,421 at March 31, 2001, respectively (liquidation value
    of $3,092,100)                                                                     3,092,100         1,542,100
 Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding 16,572,387 and 16,492,387
   shares at  December 31, 2001 and March 31, 2001, respectively                       5,966,226         5,950,226
 Additional paid-in capital                                                                    -           167,540
 Retained earnings (accumulated deficit)                                              (8,769,039)       (4,976,498)
                                                                                     -----------       -----------


    Total stockholders' equity                                                         1,019,598         4,796,139
                                                                                     -----------       -----------

    Total liabilities and  stockholders' equity                                      $12,536,074       $14,567,834
                                                                                     ===========       ===========


INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Three months ended             Nine months ended
                                                                      December 31     December 31    December 31    December 31
                                                                          2001           2000           2001           2000
                                                                          ----           ----           ----           ----
                                                                       (unaudited)   (unaudited)    (unaudited)    (unaudited)
Contract revenues                                                     $ 2,657,772    $ 6,702,994    $12,209,745    $19,852,900
Cost of goods and services                                              3,810,367      5,930,887     13,332,475     17,641,738
                                                                      -----------    -----------    -----------    -----------
Gross profit (loss)                                                    (1,152,595)       772,107     (1,122,730)     2,211,162

Selling, general and administrative expenses                              699,050        540,572      1,797,160      1,745,301
                                                                      -----------    -----------    -----------    -----------
                                                                       (1,851,645)       231,535     (2,919,890)       465,861
Interest income                                                            11,507         12,171         37,583         34,736
Interest expense                                                         (187,080)      (166,757)      (656,453)      (446,327)
Loss on sale of equipment                                                  (5,542)             0        (11,777)             0
Other, net                                                                      0              0              0        119,340
                                                                      -----------    -----------    -----------    -----------
Income before income taxes                                             (2,032,760)        76,949     (3,550,537)       173,610

Provision for income taxes                                               (160,000)             0       (160,000)             0
                                                                      -----------    -----------    -----------    -----------
Net income (loss)                                                     $(2,192,760)   $    76,949    $(3,710,537)   $   173,610
                                                                      ===========    ===========    ===========    ===========

Net income (loss) per common share:
    Basic                                                             $     (0.13)   $      0.00    $     (0.24)   $      0.00
    Diluted                                                           $     (0.13)   $      0.00    $     (0.24)   $      0.00

Average shares of common stock used for
  above computation:
    Basic                                                              16,572,387     16,412,387     16,532,387     16,412,387
    Diluted                                                            16,572,387     19,031,384     16,532,387     19,946,037

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                 Preferred Stock  Preferred Stock
                                     Series A         Series B           Common Stock        Additional
                                  --------------------------------------------------------    Paid-in     Accumulated
                                      Amount           Amount        Shares         Amount    Capital       Deficit        Total
                                  -------------   -------------  ------------- ------------ ----------- -------------- ------------
Balances at March 31, 2001        $ 2,112,771       $1,542,100    16,492,387     $5,950,226  $ 167,540   $(4,976,498)   $ 4,796,139

 Dividends on preferred stock               -                -             -              -          -       (82,004)       (82,004)
 Redeem series A preferred stock   (1,382,460)               -             -              -   (167,540)            -     (1,550,000)
 Issue stock to vendors
     for services                           -                -        80,000         16,000          -             -         16,000
 Issue series B preferred stock             -        1,550,000             -              -          -             -      1,550,000
 Net loss                                   -                -             -              -          -    (3,710,537)    (3,710,537)
                                  --------------------------------------------------------------------------------------------------
Balances at December 31, 2001     $   730,311       $3,092,100    16,572,387     $5,966,226  $       0   $(8,769,039)   $ 1,019,598
                                  ==================================================================================================

INFRACOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                              Nine months ended
                                                                                     December 31, 2001   December 31, 2000
                                                                                     ------------------  ------------------
                                                                                        (unaudited)         (unaudited)
Cash flows from operating activities:
   Net loss                                                                             $(3,710,537)        $   173,610

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                            486,183             429,447
   Loss on sale of fixed assets                                                              11,777                   0
   Issuance of stock for services                                                            16,000                   0
   Deferred income taxes                                                                    160,000                   0

Increase/decrease in operating assets and liabilities:
   Accounts receivable                                                                      323,306          (1,512,276)
   Costs and estimated earnings in excess of billings on uncompleted contracts            1,000,935             (68,122)
   Inventories                                                                              (56,235)           (137,836
   Prepaid expenses                                                                         (69,319)           (114,677)
   Accounts payable                                                                         414,641              22,075
   Accrued expenses and other liabilities                                                    66,868            (201,213)
   Other assets                                                                               3,028              10,827
                                                                                        -----------         -----------

Net cash used in operating activities                                                    (1,353,353)         (1,398,165)
                                                                                        -----------         -----------

Cash flow from investing activities:
   Purchase of property, plant and equipment                                               (324,804)           (370,034)
   Collections on assets under contractual obligations                                       77,000              29,000
   Collections on notes receivable                                                          105,679              29,383
                                                                                        -----------         -----------

Net cash used in investing activities                                                      (142,125)           (311,651)
                                                                                        -----------         -----------


                                                                                                     Nine months ended
                                                                                            December 31, 2001   December 31, 2000
                                                                                            -----------------   -----------------
                                                                                               (unaudited)         (unaudited)
Cash flows from financing activities:
   Bank overdraft                                                                                (586,458)            (97,322)
   Principal payments on long-term debt and notes payable to affiliates                          (457,811)           (442,237)
   Proceeds from line of credit                                                                 1,223,288             850,000
   Proceeds from notes payable                                                                  1,200,000             523,914
   Proceeds from preferred stock                                                                        0           1,550,000
   Redemption of preferred stock                                                                        0            (713,317)
   Payment on liabilities transferred under contractual arrangements                               (6,359)            (50,080)
   Options exercised                                                                                    0               3,400
   Dividend paid                                                                                  (82,004)           (183,238)
                                                                                               ----------          ----------

   Net cash provided by financing activities                                                    1,290,656           1,441,120
                                                                                               ----------          ----------

Decrease in cash and cash equivalents                                                            (204,822)           (268,696)
Cash and cash equivalents at beginning of year including $600,000 of restricted cash            1,249,385           1,049,429
                                                                                               ----------          ----------

Cash and cash equivalents at end of period including $600,000 of restricted cash               $1,044,563          $  780,733
                                                                                               ==========          ==========

INFRACOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001. In the opinion of the Company, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of InfraCor, Inc. and its subsidiaries as of December 31, 2001, and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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


NOTE C--EARNINGS PER SHARE

     Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. Otherwise, stock options and warrants have not been included as it would be antidilutive. Preferred stock dividends were deducting from net income or loss in calculating income or loss available for common shareholders. Dividend amounts used for the three months ending December 31, 2001 and 2000 were $17,500 and $72,476, respectively. Dividend amounts used for the nine months ended December 31, 2001 and 2000 were $305,044 and $203,421, respectively.

NOTE D--CASH AND CASH EQUIVALENTS

     Restricted cash of $600,000 is not included in current cash and cash equivalents as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the Limestone Emission Control (LEC) technology for wide- scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company.

     Currently, the first of three units have been completed and accepted by China Steel. It is expected the contract will be completed within three months and China Steel is not expected to draw against the performance bond. See note E of Notes to Consolidated Financial Statements for additional information.

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

     If the LEC technology does not meet contract specifications China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company. China Steel Corporation is not expected to draw against the performance bond for damages or other relief under the contract at the current time as one of the three units has been completed and accepted by China Steel. See note D of Notes to Consolidated Financial Statements for additional information.

     Management believes that the existing potential liabilities under the China Steel Contract make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from Southern Financial Bank for $4,000,000, effective March 30, 2001 which has been increased to $4,500,000 effective January 31, 2002. The interest rate is prime plus two percent payable monthly. An additional loan of $500,000 was obtained from Southern Financial Bank and backed by the Small Business Administration effective February 28, 2002. The interest rate is prime plus 2-1/4 percent with interest only payable monthly for nine months and then repayable with interest and principal over a five year term. Additional equity or credit is being sought. See notes D and F of Notes to Consolidated Financial Statements for additional information.

NOTE F--RISKS AND OTHER IMPORTANT FACTORS

     The Company incurred a net loss of approximately $3.7 million for the nine months ended December 31, 2001, as compared to net income of $76,956 for the year ended March 31, 2001. The deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, in January 2002, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 30 employees. The Company's ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. The Company believes that its January 2002 reduction in force will result in further reductions in operating expenses that will result in a return to profitability in the first quarter of fiscal year 2003. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

     The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents and credit facility together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to consider other alternatives, such as: (1) further reduction in its expenditures for operations; (2) mergers with companies in the infrastructure industry; or (3) to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although the Company believes that it has the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company were unable to generate additional cash, the business and financial condition would be materially and adversely affected such that the Company may need to consider other alternatives for its future.

NOTE G--SUBSEQUENT EVENTS

     In January 2002, Southern Financial Bank agreed to increase the credit line to $4,500,000, and approved a $500,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. Interest only will be payable monthly for the first six months and then the loan will be repaid over the next 60 months. The Company also negotiated concessions from its major leasing company to pay interest only for the next three months.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward- looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs, (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (vi) abrupt changes in market opportunities.

Results of Operations

Three months and nine months ended December 31, 2001 compared to three months and nine months ended December 31, 2000

     Revenues for the three month period ended December 31, 2001 ("third quarter of fiscal 2002") were $2,657,772, compared to $6,702,994 for the three month period ended December 31, 2000 ("third quarter of fiscal 2001"), resulting in a 60.3% decrease in revenues. Revenues for the nine month period ended December 31, 2001 ("year to date fiscal 2002") were $12,209,745, compared to $19,852,900 for the nine month period ended December 31, 2000 ("year to date fiscal 2001"), resulting in a 38.5% decrease in revenues. The decrease in the third quarter of fiscal 2002 is due to holding of contract orders by municipalities during the first quarter, as the downturn in the economy spread. The municipalities have slowly started to release work toward the end of the third quarter.

     Cost of goods and services for the third quarter of fiscal 2002 were $3,810,367, or 143.4% of sales, compared to $5,930,887 or 88.5% of sales for the third quarter of fiscal 2001. Gross loss for the third quarter of fiscal 2002 was $1,152,595 or (43.4)% of sales, as compared to a gross profit of $772,107, or 11.5% of sales, for the third quarter of fiscal 2001. Cost of goods and services for the year to date fiscal 2002 were $13,332,475, or 109.2% of sales, compared to $17,641,738, or 88.9% of sales, for the year to date fiscal 2001. Gross loss for the year to date fiscal 2002 was $1,122,730, or (9.2)% of sales, compared to a gross profit of $2,211,162, or 11.1% of sales, for the year to date fiscal 2001. These increases in cost of goods and services is related to the loss of the Company's construction superintendent by death last fall, as well as the loss of a supervisor and several foremen that left to start a business. The Company is training several employees to fill these positions and is setting up a training program to ensure continuity of a skilled workforce. In order to control the increase in cost of goods and services, Management is reducing costs by cutting overtime, controlling cost of materials and has laid off some employees due to the reduced backlog and work schedule. Economic conditions have increased the competitive bidding on a reduced quantity of available work. This has affected the revenue as well as the increase in cost of goods and services for the year.

  Selling, general and administrative expenses were $699,050, or 26.3% of net sales, for the third quarter of fiscal 2002 compared to $540,572 for the third quarter of fiscal 2001, or 8.1% of net sales. Selling, general and administrative expenses were $1,797,160 for the year to date fiscal 2002, or 14.7% of net sales, compared to $1,745,301 or 8.8% of net sales for the year to date fiscal 2001. The selling, general and administrative expense increase is due to higher benefit costs and lower revenues, which caused part of the percentage of net sales increase.

  Loss on sale of assets was $11,777 for the year to date fiscal 2002 compared to $0 for the year to date fiscal 2001. Interest expense for the third quarter of fiscal 2002 was $187,080, compared to $166,757 for the third quarter of fiscal 2001. Interest expense for the year to date fiscal 2002 was $656,453, compared to $446,327 for the year to date fiscal 2001. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. This increase reflects the increase in capital leases and the bank line of credit. Interest rate decreases have helped to contain this expense. Other income was $119,340 for the year to date of fiscal 2001, which reflects the collection of an insurance settlement. Income tax expense is $160,000, which represents a change in the Company's assessment regarding the realizability of net deferred tax benefits. Due to recent operating losses, the Company can no longer conclude that it is more likely than not that previously recorded tax benefits will be realized. Net loss for the third quarter of fiscal 2002 was $2,192,760, compared to $76,949 net income for the third quarter of fiscal 2001. Net loss for the year to date fiscal 2002 was $3,710,537, compared to net income of $173,610 for year to date fiscal 2001.

Liquidity And Capital Resources As Of December 31, 2001

  The Company incurred a net loss of approximately $3.7 million for the nine months ended December 31, 2001, as compared to net income of $76,956 for the year ended March 31, 2001. The deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, in January 2002, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 30 employees. The Company's ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. The Company believes that its January 2002 reduction in force will result in further reductions in operating expenses that will result in a return to profitability in the first quarter of fiscal year 2003. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

     The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents and credit facility together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to consider other alternatives, such as: (1) further reductions in its expenditures for operations; (2) mergers with companies in the infrastructure industry; or (3) to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although the Company believes that it has the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company were unable to generate additional cash, the business and financial condition would be materially and adversely affected such that the Company may need to consider other alternatives for its future.

     In March 2001, the secured credit line was obtained for $4,000,000. The note that established the line calls for a monthly interest of prime plus 2% over a two-year term. At December 31, 2001, the balance owed under this line was $3,730,839. The credit line is provided by Southern Financial Bank. In January 2002, Southern Financial Bank agreed to increase the credit line to $4,500,000, and approved a $500,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. Interest only will be payable monthly for the first six months and then the loan will be repaid over the next 60 months. The Company also negotiated concessions from its major leasing company to pay interest only for the next three months. The Company believes that with this additional financing, concessions and reduction of expenses through layoffs and cost containment, there will be adequate working capital for the next twelve months.

     Major components of cash flows used in operating activities include an increase in accounts receivable of $323,306 and in accounts payable of $414,641. Adjustments to net cash flows include depreciation and amortization of $486,183, issuance of stock for services rendered to the Company by two vendors in the amount of $16,000, and reduction of deferred tax asset of $160,000. These increases reflect the slower payment of accounts receivable which caused the increase in accounts payable.

     Net cash used in investing activities of $142,125 consisted mainly of the purchase of property, plant and equipment in the amount of $324,804. The net cash from financing activities of $1,290,658 include, in part, proceeds from the line of credit of $1,223,288, proceeds from long term debt of $1,200,000, principal payments of $457,811, and the repayment of bank overdraft of $586,458. Preferred dividends of $82,002 are the payment of dividends to Series B preferred stockholders. The cash and cash equivalents at December 31, 2001 are $1,044,563, which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

     New orders received for the third quarter of fiscal 2002 were $0, compared to $6,289,653 for the third quarter of fiscal 2001. New orders received for the year to date fiscal 2002 are $3,810,680, compared to $17,574,777 for year to date fiscal 2001. Backlog at December 31, 2001 was $7,900,000, compared to $16,927,000 at December 31, 2000.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Statement No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. Statement No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adopting Statements No. 142, which will be effective for fiscal years beginning after December 15, 2001.

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The Company is in the process of evaluating the financial statement impact of adopting Statement No. 143, which will be effective for financial statements issued after June 15, 2002.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is in the process of evaluating the financial statement impact of adopting Statement No. 143, which will be effective for fiscal years beginning after December 15, 2001.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None

Item 2.   CHANGES IN SECURITIES.

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None

Item 5.   OTHER INFORMATION.
          None

Item 6.   Exhibits and Reports on Form 8-K.

          (A)  Exhibits

               None

          (B)  Reports on Form 8-K

               On November 6, 2001, the Company issued a press release announcing that it had signed a non-binding letter of intent with a North Carolina company to acquire that company's business as described in the press release, and filed a Current Report on Form 8-K on the same date with respect to the release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registrations statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INFRACOR INC.


DATE February 14, 2002        BY:   s/James B. Quarles
     -----------------              ------------------------------
                                    James B. Quarles
                                    President and Chief Executive Officer



DATE February 14, 2002        BY:   s/Warren E. Beam, Jr.
     -----------------              ------------------------------
                                    Warren E. Beam, Jr.
                                    Chief Accounting Officer
                                                                              16