Form 10KSB
period 2002-03-31
INFRACOR INC
filed 2002-07-01
CIK 822367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and "no disclosure" will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the most recent fiscal year were 14,860,971.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 3, 2002 was approximately $220,258.

As of June 3, 2002, the issuer had 16,582,387 shares of common stock, without par value per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts II hereof.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 29, 2002 are incorporated by reference into Part III hereof.

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

ITEM 1- DESCRIPTION OF BUSINESS

         Overview

         InfraCor Inc. ("INFC" or the "Company"), a Virginia corporation formed in 1987, is a technology-based firm that historically has provided both environmental and construction products and services. During the second half of fiscal 1998, INFC made a determination to focus on its construction lines of business and to de-emphasize its environmental products and services. Specifically, INFC is directing its efforts to the development and growth of its existing underground infrastructure products and services related to the installation and rehabilitation of subsurface pipelines using trenchless technologies. Trenchless technology involves the installation and rehabilitation of underground pipelines with minimal surface disruption. Some of the methods used are pipe relining, manhole construction and "pipe bursting."

         INFC operates its infrastructure business through its wholly-owned affiliates, InfraCor of Virginia, Inc. ("ICVA"). ICVA, a Virginia corporation headquartered in Richmond, Virginia, is INFC's construction subsidiary. ICVA was formed as a result of INFC's acquisition on June 1, 1994, of Stamie E. Lyttle Company, Inc., Lyttle Utilities, Inc. and LPS Corporation. The three firms, the history of which dates back to 1947, were consolidated into one corporation, ICVA. ICVA, along with its subsidiary, InfraCor of Florida, Inc., a Virginia corporation previously headquartered in Orlando, Florida and closed in 1999, utilizes trenchless technologies to install and rehabilitate subsurface pipelines. INFC's infrastructure customers include municipalities, government agencies, Fortune 500 companies and developers. ICVA, through its Service Division, also design and install septic and irrigation systems and provided related repair and maintenance services. As part of INFC's effort to focus on the infrastructure business, INFC, in

         April 1998, sold the Service Division of ICVA to a new corporation formed by Coleman S. Lyttle, a former director of INFC and President of ICVA.

         Infracorps Technology, Inc, ("ICTI"), a Virginia corporation headquartered in Richmond, Virginia, is a construction subsidiary specializing in installing cured-in-place pipe ("CIPP"). ICTI came about after the purchase of assets from Cat Contracting that enable INFC to manufacture and install CIPP. ICTI's customers include municipalities, government agencies, Fortune 500 companies and developers. INFC has closed this subsidiary effective March 2001 due to losses incurred in continuing to operate this company.

         INFC's principal executive offices are located at 7400 Beaufont Springs Drive, Suite 415, Richmond, Virginia 23225, and its telephone number is
         (804) 272-6600.

         Business Segment Information

         During the twelve-month period ended March 31, 2002 ("fiscal year 2002") and March 31, 2001 ("fiscal year 2001"), INFC specialized in infrastructure design, construction and maintenance utilizing trenchless technologies as well as conventional methods to install and rehabilitate subsurface pipelines.

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

         INFC is a party to a contract license agreement (the "License Agreement") with Ultraliner, Inc. ("Ultraliner"), under which ICVA has the exclusive right and license to use the ULTRALINER PVC ALLOY (Trademark) deformed pipeline technology and process developed by Ultraliner for the restoration, repair and rehabilitation of water and sewer (sewage and storm) pipelines in the geographical area lying within the principal boundaries of the Virginia counties of Frederick, Clarke, Loudoun, Alexandria, Warren, Fauquier, Prince William, Page, Rappahannock, Madison, Culpeper, Stafford, King George, Orange, Spotsylvania, Caroline, Essex, Westmoreland, Richmond, Louisa, Hanover, King William, King & Queen, Fluvanna,

         Goochland, Henrico, New Kent, Cumberland, Powhatan, Amelia, Shenandoah and Chesterfield, and the cities of Hopewell, Colonial Heights, Richmond and Winchester, Virginia (the "Territory"). Under the License Agreement, Ultraliner retains the right to grant exclusive licenses to other parties in the Territory to utilize the Ultraliner product and services for purposes other than the repair, rehabilitation and reconstruction of water or sewer pipelines. The License Agreement terminates on February 1, 2006, and is subject to termination in the event of specific defaults, including the failure of ICVA to meet certain minimum performance objectives. After payment of an initial license fee, no further royalties are due under the License Agreement. However, if ICVA seeks to utilize the Ultraliner technology outside of the Territory, whether or not in an area where a license for such permitted use has been granted by Ultraliner, ICVA must make an immediate cross-over payment of 25% of the gross product price of all product sold outside of the Territory. All cross-over payments must be paid by ICVA to Ultraliner, as agent for ICVA, which then in turn will promptly pay 20% of the cross-over payment to the licensee in whose territory the installation is performed, if any. All licenses governing the commercialization of the Ultraliner product within the United States provide for similar cross-over payments. In fiscal year 2002, ICVA comprised 100% of INFC's infrastructure business.

         ICTI utilizes a cured-in-place pipe. This technology involves using a thermosetting resin to wet out a tube, which is then cured in place using heat. The cure process is controlled by applying cold to the tube. This technology is available from FirstLiner USA. ICTI is currently negotiating a license agreement with FirstLiner USA and is able to continue to use the technology until an agreement is reached. This license agreement would include a royalty payment as well as a geographical area of use. This area of use would include Virginia, Maryland and North Carolina with a right of first refusal for any other state in the eastern United States. INFC closed this subsidiary effective March, 2001, due to losses incurred in continuing to operate this subsidiary.

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

         ATI and CCTI have agreed to accept responsibility for any potential liabilities associated with the CSC Contract and to provide their best efforts to have the CSC Contract assigned without recourse from INFC to ATI. However, although negotiations are underway with CSC, INFC has not yet been successful in obtaining assignment of the CSC Contract. Accordingly, INFC still has potential liability under the CSC Contract which could have a material negative impact on INFC's business operations. Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the CSC Contract and the overall viability of the LEC technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, CSC may seek to impose financial penalties or attempt to recover damages or obtain other relief under the CSC Contract, including drawing down on the $600,000 performance bond posted by INFC. As of March 31,

         2002, management does not believe that CSC will draw against the performance bond and management expects the contract to be completed by September 2002. There is a one year warranty period, and the performance bond will be terminated and the money posted by INFC will be returned.

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

         Customers

         During fiscal year 2002, INFC, through ICVA and ICTI, performed infrastructure services under contracts with governmental authorities, private industries and commercial entities. In each of the last three fiscal years, more than 35% of INFC's infrastructure revenues came from state and local government entities - cities, counties, state agencies and regional authorities. For the year ended March 31, 2002, the Company had infrastructure contract revenues from six customers, each of which accounted for more than 5% of contract revenues, aggregating approximately $9,510,352 or 64% of contract revenues. At March 31, 2002, four customers had accounts receivable balances which exceeded 5% of the trade accounts receivable balance. The accounts receivable balances for these customers totaled $1,808,133.

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

         Current Projects

         As of June 3, 2002, ICVA had 9 major projects in progress, primarily for municipalities. Such projects have an aggregate contract price of approximately $2.5 million. Most of the projects will be completed on or before December 31, 2002.

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

         Employees

         As of March 31, 2002, INFC and ICVA employed 1 and 130 full-time personnel, respectively.

ITEM 2 - DESCRIPTION OF PROPERTIES

         Effective in 1994, ICVA entered into a lease of its premises, which are owned by the Estate of Stamie E. Lyttle, of which Coleman S. Lyttle, a former director of INFC, is executor, at $10,500 per month for two years. On February 1, 2002, the lease was renewed for a seven-year term and the monthly rental was reduced to $8,000. Rent expense under this lease was approximately $121,000 for fiscal 2002. INFC believes that the lease is on terms as favorable as those which would be available from non-affiliated third parties.

ITEM 3-LEGAL PROCEEDINGS

         Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "Market Information" on page 4 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

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

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 9 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

         The following consolidated financial statements of INFC and the Independent Auditors' Report set forth on pages 10 through 36 of the 2002 Annual Report to Shareholders are incorporated herein by reference:

              1.  Report of Independent Auditors.

              2. Consolidated Balance Sheets as of March 31, 2002 and March 31, 2001.

              3. Consolidated Statements of Operations for the Years Ended March 31, 2002 and 2001.

              4. Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 2002 and 2001.

              5. Consolidated Statements of Cash Flows for the Years Ended March 31, 2002 and 2001.

              6. Notes to Consolidated Financial Statements as of March 31, 2002 and 2001.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WTH SECTION 16(A) OF THE EXCHANGE ACT

         The names, ages and positions of all of the executive officers of INFC as of March 31, 2002 are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

         Previous and Present Duties and Responsibilities:
         ------------------------------------------------

                                                           Position and Business
         Name & Age                                     Experience for Past Five Years
------------------------------------------------------------------------------------------------------------------------
         James B. Quarles, 48       January 1998 to Present           President and Chief
                                                                      Executive Officer of

                                                                      INFC

                                    October 1997 to February 1998     Sole officer, director and
                                                                      shareholder of Q
                                                                      Enterprises, Inc.,
                                                                      Roanoke, Virginia
                                                                      (consulting)

                                    May 1997 to October 1997          Senior Vice President of
                                                                      INFC

                                    January 1987 to December 1996     Chairman and President
                                                                      of Enviros, Inc., Seattle,
                                                                      WA (biotechnical)

         Allen Kahn, MD             1953 to present                   private practice

                                    1965 to 1995                      various boards including Nease
                                                                      Chemical Company (currently
                                                                      German Chemical Company),
                                                                      Hollymatic Corporation and
                                                                      Pay Fone Systems (currently
                                                                      Pay Chex, Inc.)

         For information with respect to the Directors of the registrant, see "Election of Directors" at page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held July 29, 2002 (the "Proxy Statement"), which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Securities Exchange Act of

         1934, is set forth under the caption "Section 16(a) Beneficial Ownership Compliance" at page 9 of the Proxy Statement, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

         The information set forth under the captions "Executive Compensation," at page 5 of the Proxy Statement is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information pertaining to shareholders beneficially owning more than 5% of the Company's common stock and the security ownership of management, which is set forth under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" on pages 3 through 5 of the Proxy Statement, and is incorporated herein by reference.

         The following table sets forth certain compensation as of March 31, 2002 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

                                                                                                           Number of Securities
                                                  Number of Securities                                   Remaining Available for
                                                 To be Issued Upon the           Weighted-Average         Future Issuance under
                                                Exercise of Outstanding         Exercise Price of       Equity Compensation Plans
                                                 Options, Warrants and         Outstanding Options,       (Excluding Securities
              Plan Category                            Rights (A)            Warrants and Rights (B)     Reflected in Column (A)
---------------------------------------     -----------------------------   --------------------------  --------------------------
Equity Compensation Plans Approved by
Security Holders:

   1994 Nonstatutory Option Plan                             40,000                   $1.75                          1,830,150
   1995 Nonstatutory Option Plan                            280,000                   $0.68                          1,488,000
   1997 Nonstatutory Option Plan                          1,560,000                   $0.28                            340,000

Equity Compensation Plans Not Approved by
Security Holders:

          Not applicable                                        ---                     ---                                ---

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" at page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 29, 2002, is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of documents filed as part of this report:

              (a)  Exhibits to this Form 10-KSB are as follows

                 Exhibit No.          Description

                     13 2002 Annual Report to Shareholders (such report, except to extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                     21               Subsidiaries of the Company

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

INFRACOR, INC.

By:    /s/ Allen Kahn, MD                                     7/01/02
       ------------------                                     -------
       Allen Kahn, MD                                         Date
       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Quarles             7/01/02      President, Chief Executive Officer
----------------------------------------
 James B. Quarles                 Date        and Director

/s/ Terence R. Dellecker         7/01/02      Director
----------------------------------------
Terence R. Dellecker              Date

/s/ Allen Kahn                   7/01/02      Director
----------------------------------------
Allen Kahn                        Date

/s/ James G. Zumwalt             7/01/02      Director
----------------------------------------
James G. Zumwalt                  Date

                                INDEX TO EXHIBITS

Exhibit No.      Description

     13 2002 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-KSB)

     21          Subsidiaries of the Company

     23          Consent of Independent Auditors