Form 10QSB
period 2002-06-30
INFRACOR INC
filed 2002-08-14
CIK 822367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended  June 30, 2002        Commission File No. 00019678
--------------------------------------------------------------------------------

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

                             Yes  X    No ____

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the close of the period covered by this report.

       Class                                    Number of Shares Outstanding
-----------------------                         ----------------------------
    Common Stock                                         16,572,387

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                June 30, 2002     March 31, 2002
                                                                -------------     --------------
                                                                 (unaudited)        (audited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $      71,153            684,552
   Accounts receivable:
    Trade (net of allowance of $50,000 at June 30, 2002 and
     March 31, 2002)                                                4,169,274          3,850,267
    Other                                                               1,250              1,250
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                                          836,609            711,537
   Notes Receivable - Current                                          75,323             64,008
   Inventory                                                        1,261,580          1,152,574
   Prepaid expenses                                                   159,984             77,555
                                                                -------------     --------------
      Total current assets                                          6,575,173          6,541,743
                                                                -------------     --------------
Property, plant and equipment:
   Furniture and fixtures                                             348,364            348,364
   Machinery, tools and equipment                                   7,631,802          7,586,889
   Vehicles                                                         1,870,081          1,718,284
   Leasehold improvements                                             311,248            311,248
                                                                -------------     --------------
                                                                   10,161,495          9,964,785
   Less accumulated depreciation                                    5,576,147          5,420,133
                                                                -------------     --------------
      Total property, plant and equipment, net                      4,585,348          4,544,652
                                                                -------------     --------------

Other assets:
   Restricted cash                                                    600,000            600,000
   Notes receivable                                                     6,750              6,750
   Cash value of life insurance                                         8,249              8,249
   Other assets                                                        49,503             54,513
                                                                -------------     --------------
      Total other assets                                              664,502            669,512
                                                                -------------     --------------

    Total assets                                                $  11,825,023     $   11,755,907
                                                                =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30, 2002     March 31, 2002
                                                                -------------     --------------
                                                                 (unaudited)        (audited)
Current liabilities:

   Bank overdraft                                               $     736,799            518,724
   Notes payable to bank                                            3,841,304          4,331,975
   Notes payable to affiliates                                        265,399            295,400
   Current portion of long-term debt                                  858,204          1,023,674
   Accounts payable                                                   881,639          2,076,099
   Accrued expenses and other current liabilities                     748,245            659,023
                                                                -------------     --------------
         Total current liabilities                                  7,331,590          8,904,895
                                                                -------------     --------------

Long-term liabilities:
   Long-term debt                                                   5,368,633          3,622,158
   Notes payable to affiliates                                        229,167            229,167
                                                                -------------     --------------

         Total liabilities                                         12,929,390         12,756,220
                                                                -------------     --------------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares:
     4% cumulative Series A, $1 convertible, 1,750,000 shares
      outstanding at June 30, 2002 and March 31, 2002
      (liquidation value of $1,750,000)                               730,311            730,311
     8% Series B, 30,921 shares outstanding at June 30, 2002
      and March 31, 2002 (liquidation value of $3,092,100)          3,092,100          3,092,100

   Common stock, no par value; authorized 50,000,000
    shares; issued and outstanding 16,572,387
    at June 30, 2002 and March 31, 2002                             5,966,226          5,966,226
   Retained earnings (accumulated deficit)                        (10,893,004)       (10,788,950)
                                                                -------------     --------------

         Total stockholders' equity                                (1,104,367)        (1,000,313)
                                                                -------------     --------------

         Total liabilities and  stockholders' equity            $  11,825,023     $   11,755,907
                                                                =============     ==============

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months ended
                                                                June 30, 2002     June 30, 2001
                                                                -------------     -------------
                                                                 (unaudited)       (unaudited)
Contract Revenues - Commercial                                  $   3,965,621     $   4,858,865
Cost of goods and services                                          3,324,645         4,091,955
Selling, general and administrative expenses                          497,221           527,848
                                                                -------------     -------------

Net Operating Income                                                  103,755           239,062
Interest income                                                         6,458            12,650
Interest expense                                                     (197,199)         (239,684)
Gain (loss) on sale of equipment                                        6,814              (954)
                                                                -------------     -------------

Net income (loss) before income taxes                           $     (40,172)    $      11,074

Provision for income tax                                                    0                 0
                                                                -------------     -------------

Net income (loss)                                               $     (40,172)    $      11,074
                                                                =============     =============

Earnings per common share:
       Basic                                                    $        (.01)    $         .00
       Diluted                                                  $        (.01)    $         .00

Average shares of common stock used for
 above computation:
       Basic                                                       16,572,387        16,492,387
       Diluted                                                     16,572,387        16,492,387

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                              Preferred Stock  Preferred Stock
                                 Series A         Series B               Common Stock
                              -------------------------------------------------------------    Accumulated
                                  Amount           Amount           Shares        Amount          Deficit        Total
                              ---------------  ------------------------------   -----------   -------------   ------------
Balances at March 31, 2002    $       730,311   $    3,092,100     16,572,387   $ 5,966,226   $ (10,788,950)  $ (1,000,313)

 Accrued dividends                                                                                  (63,882)       (63,882)
Net loss                                    -                -              -             -         (40,172)       (40,172)
                              --------------------------------------------------------------------------------------------
Balances at June 30, 2002     $       730,311   $    3,092,100     16,572,387   $ 5,966,226   $ (10,893,004)  $ (1,104,367)
                              ============================================================================================

INFRACOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     Three months ended
                                                              June 30, 2002     June 30, 2001
                                                              -------------     -------------
                                                               (unaudited)       (unaudited)
Cash flows from operating activities:
      Net income (loss)                                       $     (40,172)    $      11,074

Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
      Depreciation and amortization                                 157,418           159,487
      Gain on sale of fixed assets                                    6,814               954

Increase/decrease in operating assets and liabilities:
      Accounts receivable                                          (319,007)       (1,059,379)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       (125,072)           39,087
      Inventories                                                  (109,006)          (21,718)
      Prepaid expenses                                              (82,429)          (67,510)
      Accounts payable                                           (1,194,460)          105,808
      Accrued expenses and other liabilities                         25,342           (51,658)
      Other assets                                                    5,010            (6,997)
                                                              -------------     -------------

Net cash used in operating activities                            (1,675,562)         (890,822)

Cash flow from investing activities:
      Purchase of property, plant and equipment                    (211,744)         (112,529)
      Notes receivable decrease (increase)                          (11,315)           10,843
                                                              -------------     -------------

Net cash used in investing activities                              (223,059)         (101,686)

(continued)

                                                                    Three months ended
                                                              June 30, 2002     June 30, 2001
                                                              -------------     -------------
                                                               (unaudited)       (unaudited)
Cash flows from financing activities:
      Bank overdraft                                                218,075          (586,458)
      Principal payments on long-term debt and notes
       payable to affiliates                                       (714,667)         (310,177)
      Proceeds from line of credit                                        0         1,193,463
      Proceeds from long term debt                                1,775,000           200,000
      Proceeds from sale of fixed assets                              6,814                 0
      Payment on liabilities transferred under
       contractual arrangements                                           0            (6,359)
      Dividend paid                                                       0           (61,842)
                                                              -------------     -------------

      Net cash provided by financing activities                   1,285,222           428,627
                                                              -------------     -------------

Decrease in cash and cash equivalents                              (613,399)         (563,881)
Cash and cash equivalents at beginning of year
 including $600,000 restricted cash                               1,284,552         1,249,385
                                                              -------------     -------------
Cash and cash equivalents at end of period including
 $600,000 restricted cash                                     $     671,153     $     685,504
                                                              =============     =============

Supplemental disclosures of cash flow information and noncash investing activities: Interest paid on notes payable and long-term debt was $197,199 and $239,684 for the three months ended June 30, 2002 and June 30, 2001 respectively. Dividends of $63,882 were accrued on preferred stock for the three months ended June 30, 2002.

INFRACOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION
The unaudited financial statements have been prepared by InfraCor, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002. In the opinion of the Company, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of InfraCor, Inc. and its subsidiaries as of June 30, 2002, and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE B--PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of InfraCor, Inc. and its wholly owned subsidiaries, IC Subsidiary, Inc., ETS Analytical Services, Inc., InfraCor of Virginia, Inc. and its subsidiary InfraCor of Florida, Inc., InfraCor Technology, Inc. and InfraCor International, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE C--EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. Otherwise, stock options and warrants have not been included as it would be antidilutive. Preferred stock dividends were deducted from net income or loss in calculating income or loss available for common shareholders. Dividend amounts used for the three months ending June 30, 2002 and 2001 were $63,882 and $61,846, respectively, on Series B preferred stock, and $17,500 for the three months ended June 30, 2002 and 2001 on Series A preferred stock, as follows:

INFRACOR, INC. AND SUBSIDIARIES
EARNINGS PER SHARE
QUARTER ENDED JUNE 30, 2002

                                                          Quarter Ended June 30, 2002
                                                          ---------------------------
                                                      Income           Shares    Per Share
                                                 (Numerator)    (Denominator)       Amount
                                                 -----------    -------------   ----------
  Net loss                                       $   (40,172)
  Less: preferred stock dividends                    (81,382)
                                                 -----------

  BASIC EPS
  Income available (loss applicable) to
   common shareholders                              (121,554)      16,572,387    $   (0.01)
                                                                                 =========

  Effect of dilutive securities:
     Options and warrants                                  -                -
                                                 -----------    -------------

  DILUTED EPS
  Income available (loss applicable) to common
   shareholders and assumed conversions          $  (121,554)      16,572,387    $   (0.01)
                                                 ===========    =============    =========

                                                          Quarter Ended June 30, 2001
                                                          ---------------------------
                                                      Income           Shares    Per Share
                                                 (Numerator)    (Denominator)       Amount
                                                 -----------    -------------   ----------
  Net loss                                       $    11.074
  Less: preferred stock dividends                    (79,346)
                                                 -----------

  BASIC EPS
  Income available (loss applicable) to
   common shareholders                               (68,272)      16,492,387    $   (0.00)
                                                                                 =========

  Effect of dilutive securities:
     Options and warrants                                  -                -
                                                 -----------    -------------

  DILUTED EPS
  Income available (loss applicable) to common
   shareholders and assumed conversions          $   (68,272)      16,492,387    $   (0.00)
                                                 ===========    =============    =========

NOTE D--CASH AND CASH EQUIVALENTS

Restricted cash of $600,000 is not included in current cash and cash equivalents as it is restricted for a performance bond relating to the Company's contract with China Steel Corporation (the "China Steel Contract"). Potential issues have been brought to current management's attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the Limestone Emission Control ("LEC") technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company.

Currently, the first of three units have been completed and accepted by China Steel. The remaining units have been completed and are under going testing. It is expected the contract will be completed sometime this fall and China Steel is not expected to draw against the performance bond.

NOTE E--CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that the existing losses make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from Southern Financial Bank for $4,000,000, effective March 30, 2001, which has been increased to $4,200,000 effective in April 2002. The interest rate is prime plus two percent with interest only payable monthly. An additional loan of $1,250,000 was obtained from Southern Financial Bank and backed by the Small Business Administration in April 2002. The interest rate is prime plus 2-1/4 percent with interest only payable monthly for nine months and then repayable with interest and principal over a five year term. Additional equity or credit is being sought. See notes D and F of Notes to Consolidated Financial Statements for additional information.

NOTE F--RISKS AND OTHER IMPORTANT FACTORS

     The Company incurred a net loss of approximately $5.5 million for the fiscal year ended March 31, 2002, as compared to net income of $76,956 for the year ended March 31, 2001. The deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, in January 2002, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 30 employees. The Company's ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. The Company believes that its January 2002 reduction in force will result in further reductions in operating expenses that will result in a return to profitability in the second quarter of fiscal year 2003. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the

Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     From time to time, InfraCor, Inc. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs, (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (vi) abrupt changes in market opportunities.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Revenues for the three month period ended June 30, 2002 ("first quarter of fiscal 2003") were $3,965,621compared to $4,858,865 for the three month period ended June 30, 2001 ("first quarter of fiscal 2002") resulting in a 18% decrease in revenues. This decrease is due to a slow down in construction and rehabilitation activity in the region as a result of the general slowdown in the economy.

     Cost of goods and services for the first quarter of fiscal 2003 were $3,324,645 or 83.8% of sales, as compared to $4,091,955 or 84.2% for the first quarter of fiscal 2002. Gross profits for the first quarter of fiscal 2003 were $640,976 or 16.2% of sales, as compared to $766,910 or 15.8% of sales for the first quarter of fiscal 2002. These increases in gross profits are due to management reducing expenses through reduction of the workforce.

     Selling, general and administrative expenses were $497,221 for the first quarter of 2003, or 13.5% of net sales, as compared to $527,848 for the first quarter of fiscal 2002 or 10.9% of net sales. The selling, general and administrative expense decreased in the first quarter due to the workforce reduction. The increase in percentage is due to decreased revenues.

     Gain on sale of assets was $6,814 for the first quarter of fiscal 2003, as compared to a loss of $954 for the first quarter of fiscal 2002. Interest expense for the first quarter of fiscal

2003 was $197,199 compared to $239,684 for the first quarter of fiscal 2002. Interest expense reflects interest paid on notes payable and long-term debt, including credit lines and capital leases. The decrease in interest expense was due to renegotiating certain leases to lower rates and lower interest rates as a whole.

     Profit before interest income, interest expense and gain (loss) on sale of equipment for the first quarter of fiscal 2003 was $103,755 compared to $239,062 for first quarter of fiscal 2002. Net loss for the first quarter of fiscal 2003 was $40,172 compared to a net income of $11,074 for first quarter of fiscal 2002.

Liquidity and Capital Resources as of June 30, 2002

     The Company incurred a net loss of approximately $5.5 million for the fiscal year ended March 31, 2002, as compared to net income of $76,956 for the year ended March 31, 2001. The deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, in January 2002, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 30 employees. The Company's ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. The Company believes that its January 2002 reduction in force will result in further reductions in operating expenses that will result in a return to profitability in the second quarter of fiscal year 2003. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

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

Interest only will be payable monthly for the first six months and then the loan will be repaid over the next 60 months. In April 2002, Southern Financial Bank approved a $1,250,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. At the same time, the credit line was reduced to $4,200,000. Southern Financial Bank also approved a $525,000 loan to refinance an existing lease with certain equipment as collateral. The Company also negotiated concessions from its major leasing company to pay interest only for the next three months. The Company believes that with this additional financing, concessions and reduction of expenses through layoffs and cost containment, there will be adequate working capital for the next twelve months. At June 30, 2002, the balance owed on the line of credit from Southern Financial Bank was $3,841,304.

     Major components of cash flows used in operating activities include an increase in accounts receivable of $319,007 and decrease in accounts payable of $1,194,460. Adjustments to net cash flows include depreciation and amortization of $157,418 and gain on sale of assets of $6,814. These increases reflect the increase in work and the use of the $1,250,000 to pay down accounts payable.

     Net cash used in investing activities of $216,245 consisted mainly of the purchase of property, plant and equipment in the amount of $204,930. The net cash from financing activities of $1,278,408 include, in part, proceeds from long term debt of $1,775,000 and principal payments of $714,667. The cash and cash equivalents at June 30, 2002 are $671,153, which includes the $600,000 of restricted cash guaranteeing the bond for the China Steel contract.

     New orders received for the first quarter of fiscal 2003 were $3,100,000, compared to $0 for the first quarter of fiscal 2002. Backlog at June 30, 2002 was $4,000,000, compared to $12,100,000 at June 30, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
              None

Item 2.  Changes in Securities.

              None

Item 3.  Defaults upon Senior Securities.
              None

Item 4.  Submission of Matters to a Vote of Security-Holders.

                  On July 29, 2002, the annual shareholders' meeting was held.
              The matters presented and the vote counts are as follows:

              1. Two individuals were nominated by management and elected by the shareholders by the following votes:

                                                  FOR              WITHHELD
                                                  ---              --------
                  Terence R. Dellecker         13,103,484           77,950
                  James B. Quarles             13,082,584           98,850

              2. The approval of the Board of Directors appointment of Goodman & Company, LLP as auditors for fiscal 2002 was approved by the shareholders by the following vote:

                            FOR                  AGAINST            ABSTAIN
                            ---                  -------            -------
                         13,166,449               3,000              11,985

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


                                          INFRACOR, INC.


DATE  August 14, 2002                     BY:   /s/Warren E. Beam, Jr.
                                                ------------------------------
                                                Warren E. Beam, Jr.
                                                President, Chief Executive
                                                Officer and Controller
                                                (Principal Executive Officer
                                                and Principal Financial Officer)

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of InfraCor, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


/s/ Warren E. Beam, Jr.
-----------------------
Warren E. Beam, Jr., Chief Executive Officer


/s/ Warren E. Beam, Jr.
-----------------------
Warren E. Beam, Jr., Chief Financial Officer


August 14, 2002