Form 10QSB
period 2002-09-30
INFRACOR INC
filed 2003-01-14
CIK 822367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File No. 00019678

INFRACOR INC.
(Exact name of registrant as specified in its charter)

Virginia State or Other Jurisdiction of Incorporation or Organization)	54-1414643 (I.R.S. Employer Identification No.)

7400 Beaufont Springs Drive, Suite 415, Richmond, VA (Address)	23225 (Zip Code)

Registrant’s telephone number, including area code (804) 272-6600

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the close of the period covered by this report.

Class	Number of Shares Outstanding
Common Stock	16,572,387

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	March 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$687,422	$684,552
Accounts receivable:
Trade (net of allowance of $50,000 at September 30, 2002 and March 31, 2002)	2,816,603	3,850,267
Other	1,250	1,250
Costs and estimated earnings in excess of billings on uncompleted contracts	481,578	711,537
Notes receivable	49,823	64,008
Inventory	1,147,081	1,152,574
Prepaid expenses	157,132	77,555

Total current assets	5,340,889	6,541,743

Property, plant and equipment:
Furniture and fixtures	348,364	348,364
Machinery, tools and equipment	7,487,054	7,586,889
Vehicles	1,861,710	1,718,284
Leasehold improvements	311,248	311,248

	10,008,376	9,964,785
Less accumulated depreciation	5,692,194	5,420,133

Total property, plant and equipment, net	4,316,182	4,544,652

Other assets:
Restricted cash	600,000	600,000
Notes receivable	5,964	6,750
Cash value of life insurance	8,249	8,249
Other	44,495	54,513

Total other assets	658,708	669,512

Total assets	$10,315,779	$11,755,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2002	March 31, 2002
	(unaudited)	(audited)
Current liabilities:
Unsecured:
Accounts payable	$1,339,447	$2,076,099
Accrued expenses and other current liabilities	806,914	659,023
Notes payable to affiliates	265,400	295,400

Secured:
Bank overdraft	325,649	518,724
Long-term debt	6,164,832	1,023,674
Notes payable to bank – line of credit	3,923,529	4,331,975

Total current liabilities	12,825,771	8,904,895

Long-term liabilities:

Unsecured: Notes payable to affiliates	221,167	229,167
Secured: Long term debt	—	3,622,158

Total liabilities	13,046,938	12,756,220

Stockholders’ equity (deficit):
Preferred stock, no par value, authorized 5,000,000 shares:
4% cumulative Series A, $1 convertible, 1,750,000 shares outstanding (liquidation value of $1,750,000)	730,311	730,311
8% Series B, 30,921 shares outstanding (liquidation value of $3,092,100)	3,092,100	3,092,100
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding 16,572,387	5,966,226	5,966,226
Retained earnings (accumulated deficit)	(12,519,796)	(10,788,950)

Total stockholders’ equity (deficit)	(2,731,159)	(1,000,313)

Total liabilities and stockholders’ equity (deficit)	$10,315,779	$11,755,907

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	September 30 2002	September 30 2001	September 30 2002	September 30 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Contract revenues	$1,812,814	$4,693,108	$5,778,435	$9,551,973
Cost of goods and services	2,545,279	5,430,152	5,869,924	9,522,108

Gross profit (loss)	(732,465)	(737,044)	(91,489)	29,865
Selling, general and administrative expenses	508,061	570,263	1,045,282	1,098,110

	(1,240,526)	(1,307,307)	(1,136,771)	(1,068,244)
Interest income	6,291	13,426	12,749	26,076
Interest expense	(228,462)	(229,689)	(385,661)	(469,373)
Loss on disposition of equipment	(69,295)	(5,281)	(62,481)	(6,235)

Loss before income taxes	$(1,531,992)	$(1,528,851)	$(1,572,164)	$(1,517,777)
Provision for income taxes (benefit)	—	—	—	—

Net loss	$(1,531,992)	$(1,528,851)	$(1,572,164)	$(1,517,777)

Net loss per common share:
Basic	$(0.10)	$(0.10)	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)
Average shares of common stock used for above computation:
Basic	16,572,387	16,505,720	16,572,387	16,519,054
Diluted	16,572,387	16,505,720	16,572,387	16,519,054

INFRACOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock		Accumulated	Total
	Amount	Amount	Shares	Amount	Deficit

Balances at March 31, 2002	$730,311	$3,092,100	16,572,387	$5,966,226	$(10,788,950)	$(1,000,313)
Dividends	—	—	—	—	(158,682)	(158,682)
Net loss	—	—	—	—	(1,572,164)	(1,572,164)

Balances at September 30, 2002	$730,311	$3,092,100	16,572,387	$5,966,226	$(12,517,796)	$(10,788,950)

INFRACOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

‘	Six months ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,572,164)	$(1,517,777)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,344	312,085
Loss on impairment of inventory	100,344	—
Loss on disposition of equipment	62,481	6,235
Issuance of common stock for services	—	16,000

Change in operating assets and liabilities:
Accounts receivable	1,033,664	(649,958)
Costs and estimated earnings in excess of billings on uncompleted contracts	229,959	176,044
Inventories	(94,841)	(54,574)
Prepaid expenses	(79,577)	73,654
Accounts payable	(736,653)	857,948
Accrued expenses and other liabilities	(10,790)	7,948
Other assets	10,016	(1,983)

Net cash used in operating activities	(754,227)	(774,378)

Cash flow from investing activities:
Purchase of property, plant and equipment	(181,860)	(324,804)
Proceeds from disposition of equipment	44,505	—
Collections on notes receivable	14,971	22,992

Net cash used in investing activities	(122,384)	(301,812)

(continued)

	Six months ended
	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Cash flows from financing activities:
Bank overdraft	(193,075)	(586,458)
Principal payments on long-term debt and notes payable to affiliates	(702,444)	(389,137)
Proceeds from line of credit	—	1,419,696
Proceeds from notes payable and long-term debt	1,775,000	400,000
Payment on liabilities transferred under contractual arrangements	—	(6,359)
Dividend paid	—	(82,004)

Net cash provided by financing activities	879,481	755,738

Change in cash and cash equivalents	2,870	(320,452)
Cash and cash equivalents at beginning of period, including restricted cash of $600,000	1,284,552	1,249,385

Cash and cash equivalents at end of period, including restricted cash of $600,000	$1,287,422	$928,933

INFRACOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The unaudited financial statements have been prepared by InfraCor, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. In the opinion of the Company, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of InfraCor, Inc. and its subsidiaries as of September 30, 2002, and the results of operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has incurred net losses of $1,572,164 and $1,517,777 for the six months ended September 30, 2002 and 2001, respectively. Due to certain events of default with respect to bank debt and capital leases, the Company reclassified $5,228,226 of its debt as current. This resulted in a working capital deficiency of $7,484,882 as of September 30, 2002, as compared to $2,363,152 as of March 31, 2002. In addition, due to its recurring losses, the Company’s stockholders deficit is $2,731,159 as of September 30, 2002, as compared to $1,000,313 as of March 31, 2002.

The report of the Company’s independent accountant, Goodman & Company, L.L.P., on the Company’s consolidated financial statements for the fiscal year ended March 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations, and has a working capital and stockholders’ equity deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE B—PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of InfraCor, Inc. and its wholly owned subsidiaries, IC Subsidiary, Inc., ETS Analytical Services, Inc., InfraCorps of Virginia, Inc. and its subsidiary InfraCor of Florida, Inc., InfraCor Technology, Inc. and InfraCor International, Inc.

Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE C—EARNINGS PER SHARE

Earnings per share have been computed on the basis of the weighted average number of shares outstanding, after giving appropriate effect for common stock issued. Stock options and warrants have been included as common stock equivalents when they result in dilution of earnings per share. Otherwise, stock options and warrants have not been included as it would be antidilutive. Preferred stock dividends were deducted from net loss in calculating loss applicable for common shareholders. Dividend amounts used for the six months ending September 30, 2002 and 2001 were $123,684 and $82,004, respectively, on Series B preferred stock, and $35,000 for the six months ended September 30, 2002 and 2001 on Series A preferred stock. Dividend amounts used for the three months ending September 30, 2002 and 2001 were $77,302 and $41,002 respectively, on Series B preferred stock, and $17,500 for the three months ended September 30, 2002 and 2001.

NOTE D—CASH AND CASH EQUIVALENTS

Restricted cash of $600,000 is not included in current cash and cash equivalents as it is restricted for a performance bond relating to the Company’s contract with China Steel Corporation (the “China Steel Contract”). Potential issues have been brought to current management’s attention regarding the budget to meet certain of the performance specifications of the China Steel Contract and the overall viability of the Limestone Emission Control (“LEC”) technology for wide-scale commercialization. If the LEC technology does not meet contract specifications, China Steel Corporation may seek to impose financial penalties or attempt to recover damages or obtain other relief under the contract, including drawing down on the $600,000 performance bond posted by the Company.

Currently, the second of three units have been completed and accepted by China Steel. The remaining unit has been completed and tested. The test data is being reviewed by China Steel prior to acceptance. It is expected that the final unit will be accepted sometime in January and China Steel is not expected to draw against the performance bond.

NOTE E—CONTINGENT LIABILITIES AND OTHER MATTERS

Management believes that existing recurring losses make obtaining significant outside capital unlikely. However, Management negotiated a line of credit from Southern Financial Bank for $4,000,000, effective in March 2001. The loan carries an interest rate of prime plus two percent with interest only payable monthly. In January 2002, Southern Financial Bank agreed to increase the credit line to $4,500,000. At the same time, Southern Financial Bank approved a $500,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. Interest only will be payable monthly for the first six months and then the loan will be repaid over the next 60 months. An additional loan of $1,250,000 was obtained from Southern Financial Bank and backed by the Small Business Administration in April 2002. The loan carries an interest rate of prime plus 2-1/4 percent with interest only payable monthly for nine months, and is then repayable with interest and principal over a five-year term. At the same time, Southern Financial Bank decreased the credit line to $4,200,000. Additional equity or credit is being sought. See notes D and F of Notes to Consolidated Financial Statements for additional information. Subsequent to September 30, 2002, the Company is in payment default on its bank debt and lease obligations, therefore these amounts are all classified as current. Substantially all of the Company’s assets are pledged as collateral on the bank debt and lease obligations.

NOTE F – RISKS AND GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $1,572,164 and $1,517,777 for the six months ended September 30, 2002 and 2001, respectively. Due to certain events of default with respect to bank debt and capital leases, the Company reclassified $5,228,226 of its debt and lease obligations as current. This resulted in a working capital deficiency of $7,484,882 as of September 30, 2002, as compared to $2,363,152 as of March 31, 2002. In addition, due to its recurring losses, the Company’s stockholders deficit is $2,731,159 as of September 30, 2002, as compared to $1,000,313 as of March 31, 2002.

The deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 60employees. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, future sales, and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to consider other alternatives, such as: (1) further reduction in its expenditures for operations; (2) mergers with companies in the infrastructure industry; or (3) to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company were unable to generate additional cash, its business and financial condition would be materially and adversely affected such that the Company may need to consider other alternatives for its future.

Due to these factors, there is substantial uncertainty whether the Company’s sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company’s expenditures and service its indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent accountant, Goodman & Company, L.L.P., on the Company’s consolidated financial statements for the fiscal year ended March 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations, and has a working capital and stockholders’ equity deficiency that raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

From time to time, InfraCor, Inc. (the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that could significantly affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) changes in legislative enforcement and direction, (ii) unusually bad or extreme weather conditions, (iii) unanticipated delays in contract execution, (iv) project delays or changes in project costs, (v) unanticipated changes in operating expenses and capital expenditures, (vi) sudden loss of key personnel, (vii) abrupt changes in competition or the political or economic climate, and (vi) abrupt changes in market opportunities.

The report of the Company’s independent accountant, Goodman & Company, L.L.P., on our consolidated financial statements for the fiscal year ended March 31, 2002, includes a paragraph that states that the Company has suffered recurring losses from operations, and has a working capital and stockholders’ equity deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Our Management’s plans in regard to these matters are described in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-QSB – Note F. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of Goodman & Company, L.L.P. There can be no assurance we will be able to continue as a going concern.

The following discussion and analysis of financial condition and results of operations covers the three and six month periods ended September 30, 2002 and 2001, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

Recent Developments

We have experienced recurring losses since September 30, 2001. As of September 30, 2002, there was substantial uncertainty whether our sources of capital, working capital, and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, as a result of the events of default described in the footnotes to the consolidated financial statements, our bank debt and capital lease obligations have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure our bank debt and capital lease obligations and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at amounts stated in the consolidated financial statements.

Upon notice being duly published, the assets of InfraCorps of Virginia, Inc. were auctioned on December 2, 2002 by the secured creditors, United Leasing and Southern Financial Bank. The purchaser has allowed the Company to complete certain contracts and effective December 20, 2002, all employees were terminated.

Results of Operations

Three months and six months ended September 30, 2002 compared to three months and six months ended September 30, 2001

Revenues for the three month period ended September 30, 2002 (“second quarter of fiscal 2003”) were $1,812,814 compared to $4,693,108 for the three month period ended September 30, 2001 (“second quarter of fiscal 2002”) resulting in a 61.4% decrease in revenues. Revenues for the six month period ended September 30, 2002 (“year to date fiscal 2003”) were $5,778,435 compared to $9,551,973 for the six month period ended September 30, 2001 (“year to date fiscal 2002”) resulting in a 39.5% decrease in revenues. The decrease in the second quarter of fiscal 2003 is due to budget shortfalls in the state of Virginia, as well as municipalities, caused by the downturn in the economy.

Cost of goods and services for the second quarter of fiscal 2003 were $2,545,279 or 140.4% of sales compared to $5,430,152 or 115.7% of sales for the second quarter of fiscal 2002. Gross profits (losses) for the second quarter of fiscal 2003 were $(732,465) or (40.4)% of sales as compared to $(737,044) or (15.7)% of sales for the second quarter of fiscal 2002. Cost of goods and services for the year to date fiscal 2003 were $5,869,924 or 101.6% of sales compared to $9,522,108 or 99.7% of sales for the year to date fiscal 2002. Gross profits (losses) for the year to date fiscal 2003 were $(91,489) or (1.6)% of sales compared to $29,865 or 0.3% of sales for the year to date fiscal 2002. These decreases in the dollar amount for cost of goods and services are related to the reduction in workforce undertaken in January 2002, and taking effect in the second quarter. Management is also reducing costs to control the increased cost of goods and services by cutting overtime, controlling cost of materials, and is considering additional reduction of its workforce due to the reduced backlog and work schedule.

Selling, general and administrative expenses were $508,061 or 28.0% of net sales for the second quarter of fiscal 2003 compared to $570,263 for the second quarter of fiscal 2002 or

12.2% of net sales. Selling, general and administrative expenses were $1,045,282 for the year to date fiscal 2002 or 18.1% of net sales compared to $1,098,110 or 11.5% of net sales for the year to date fiscal 2002. The dollar amount of general and administrative expense continues to decrease due to cost savings associated with the management’s cost containment efforts, while the percentage of net sales increased due to decreased revenues.

Loss on disposition of property and equipment was $62,481 for the year to date fiscal 2003 compared to $6,235 for the year to date fiscal 2002. Interest expense for the second quarter of fiscal 2003 was $228,462 compared to $229,689 for the second quarter of fiscal 2002. Interest expense for the year to date fiscal 2003 was $385,661 compared to $469,373 for the year to date fiscal 2002. Interest expense reflects interest incurred on notes payable and long-term debt, including credit lines and capital leases. This decrease reflects the renegotiation of interest rates on certain capital leases and the bank line of credit. Interest rate decreases have helped to contain this expense. Net loss for the second quarter of fiscal 2003 was $1,531,992 compared to $1,528,851 net loss for the second quarter of fiscal 2002. Net loss for the year to date fiscal 2003 was $1,572,164 compared to net loss of $1,517,777 for year to date fiscal 2002.

Liquidity and Capital Resources as of September 30, 2002

The Company incurred a net loss of approximately $5.5 million for the fiscal year ended March 31, 2002, as compared to net income of $76,956 for the year ended March 31, 2001. The continued deterioration in operating results is due, in part, to decreased revenue, without a corresponding decrease in operating expenses. In response to these trends, in January 2002, the Company initiated a plan to reduce operating expenses by reducing its workforce by approximately 40employees. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. As discussed above, the Company also lost approximately $1.6 million for the year to date fiscal 2003. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

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

In March 2001, a secured credit line was obtained for $4,000,000. The note that established the line calls for a monthly interest of prime plus 2% over a two-year term. The credit line is provided by Southern Financial Bank. In January 2002, Southern Financial Bank agreed to increase the credit line to $4,500,000. At the same time, Southern Financial Bank approved a $500,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. Interest only will be payable monthly for the first six months and then the loan will be repaid over the next 60 months. In April 2002, Southern Financial Bank approved a $1,250,000 loan backed by the Small Business Administration at an interest rate of prime plus two and a quarter percent. At the same time, the credit line was reduced to $4,200,000. Southern Financial Bank also approved a $525,000 loan to refinance an existing lease with certain equipment as collateral. The Company also negotiated concessions from its major leasing company to pay interest only for the next three months which has been extended until December 31, 2002. At September 30, 2002, the balance owed on the line of credit from Southern Financial Bank was $3,923,529. Subsequent to September 30, 2002, the Company is in default on these loans due to nonpayment. Therefore, these loans are now classified as current liabilities.

Major components of cash flows used in operating activities include a decrease in accounts receivable of $1,033,664 and decrease in accounts payable of $736,652. Adjustments to net cash flows include depreciation and amortization of $303,344, loss on disposition of equipment of $62,481, and loss on the impairment of truck and tool inventory of $100,344. These decreases reflect the decrease in work. The loss on disposition of equipment is due to sale of excess equipment, and the impairment of truck and tool inventory is due to excess inventories.

Net cash used in investing activities of $122,384 consisted mainly of the purchase of property, plant and equipment in the amount of $181,860 and proceeds from sale of equipment of $44,505. The net cash from financing activities of $879,481 include, in part, proceeds from long-term debt of $1,775,000 and principal payments of $702,444. The cash and cash equivalents at September 30, 2002 are $1,287,422, which includes the $600,000 of restricted cash securing the bond for the China Steel contract.

New orders received for the second quarter of fiscal 2003 were $0, compared to $5,330,065 for the second quarter of fiscal 2002. Backlog at September 30, 2002 was $2,500,000, compared to $12,600,000 at September 30, 2001.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishmenst of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

In July 2002, the FASB issues SFAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather then at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

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

INFRACOR, INC.

DATE	January 6, 2002	BY:	/s/ Warren E. Beam, Jr.
Warren E. Beam, Jr. President, Chief Executive Officer and Controller (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InfraCor, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ WARREN E. BEAM, JR.
Warren E. Beam, Jr., Chief Executive Officer

/s/ WARREN E. BEAM, JR.
Warren E. Beam, Jr., Chief Financial Officer

January 6, 2003